Form 10-Q
period 1994-03-31
TEXAS GAS TRANSMISSION CORP
filed 1994-05-16
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q



(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended                 March 31, 1994

                                      OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                        to

Commission file number     1-4169




                      TEXAS GAS TRANSMISSION CORPORATION

            (Exact name of registrant as specified in its charter)


                   DELAWARE                                61-0405152
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


  3800 FREDERICA STREET, OWENSBORO, KENTUCKY                  42301
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (502) 926-8686



Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.       1,000 shares as of
May 12, 1994


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      TEXAS GAS TRANSMISSION CORPORATION


                                    INDEX



                                                                      Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                             3

    Condensed Balance Sheets -
      March 31, 1994 and December 31, 1993                                4-5

    Condensed Statements of Income -
      Three Months Ended March 31, 1994 and 1993                            6

    Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1994 and 1993                            7

    Notes to Condensed Financial Statements                              8-11

  Item 2.  Management's Narrative Analysis of the Results of
           Operations                                                   12-17


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                 19

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


Company or group of companies for which report is filed:

TEXAS GAS TRANSMISSION CORPORATION



The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain in-formation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of nor-mal and recurring adjustments, necessary for a fair presentation of the finan-cial position as of the date and results of operations for the periods in-cluded herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K.

                      TEXAS GAS TRANSMISSION CORPORATION
                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)


                                                   March 31,   December 31,
                                                     1994          1993
                        ASSETS
Current Assets:
  Cash and temporary cash investments             $      410    $      292
  Receivables:
    Trade                                              3,787        16,441
    Affiliates                                         8,014         4,761
    Other                                                882         1,934
  Advances to affiliates                              39,707        65,667
  Transportation and exchange gas receivable          24,196        25,112
  Costs recoverable from customers:
    Gas purchase                                       2,798         5,590
    Producer settlement                                  537         1,067
    Gas supply realignment                            39,125        19,231
  Inventories                                         14,950        14,724
  Deferred income tax benefits                        16,387        17,680
  Other                                                8,518         5,751
      Total current assets                           159,311       178,250

Advances to Affiliates                               177,000       137,000

Investments, at Cost                                   2,576         2,635

Property, Plant and Equipment, at cost:
  Natural gas transmission plant                     839,784       835,044
  Less - Accumulated depreciation and
    amortization                                     183,558       173,201
      Property, plant and equipment, net             656,226       661,843

Other Assets:
  Gas stored underground                              95,373        92,103
  Other                                               39,894        60,515
      Total other assets                             135,267       152,618

      Total Assets                                $1,130,380    $1,132,346








The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)


                                                   March 31,   December 31,
                                                     1994          1993
      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt            $     -       $  150,000
  Payables:
    Trade                                             12,158        13,821
    Affiliates                                        16,253        13,274
    Other                                              4,249        30,714
  Advances from affiliates                             1,625         1,576
  Transportation and exchange gas payable             21,833        17,109
  Accrued liabilities                                 52,367        45,659
  Accrued gas supply realignment costs                17,750        24,750
  Costs refundable to customers                        8,056         4,643
  Reserve for regulatory and rate matters             36,978        23,063
  Other                                                1,176           676
      Total current liabilities                      172,445       325,285

Long-Term Debt                                       248,772        98,678

Other Liabilities and Deferred Credits:
  Income taxes refundable to customers                 7,073         7,243
  Deferred income taxes                               30,210        35,348
  Other                                               59,516        58,556
      Total other liabilities and
        deferred credits                              96,799       101,147

Stockholder's Equity:
  Common stock, $1.00 par value, 1,000 shares
    authorized, issued and outstanding                     1             1
  Premium on capital stock and other paid-in
    capital                                          584,712       584,712
  Retained earnings                                   27,651        22,523
      Total stockholder's equity                     612,364       607,236

      Total Liabilities and Stockholder's
        Equity                                    $1,130,380    $1,132,346







The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     1994          1993
Operating Revenues:
  Gas sales                                        $ 42,925      $109,196
  Gas transportation                                 90,668        49,703
  Other                                                 645         1,801
      Total operating revenues                      134,238       160,700

Operating Costs and Expenses:
  Cost of gas sold                                   41,898        79,532
  Cost of transportation of gas by others            17,290        12,808
  Operation and maintenance                          12,894        12,491
  Administrative and general                         17,359        14,037
  Depreciation and amortization                       9,807         9,579
  Taxes other than income taxes                       3,816         3,351
      Total operating costs and expenses            103,064       131,798

Operating Income                                     31,174        28,902

Other (Income) Deductions:
  Interest expense                                    6,447         6,338
  Interest income                                    (2,467)       (3,039)
  Miscellaneous other deductions                        769         1,141
    Total other (income) deductions                   4,749         4,440

Income Before Income Taxes                           26,425        24,462

Provision for Income Taxes                           10,462         9,594

Net Income                                         $ 15,963      $ 14,868














The accompanying condensed notes are an integral part of these condensed financial statements.

                                      TEXAS GAS TRANSMISSION CORPORATION
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                            (Thousands of Dollars)


                                                                                Three Months Ended March 31,
                                                                                   1994              1993
Cash flows from operating activities:
  Net income                                                                     $ 15,963          $ 14,868
  Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization                                                10,252            10,119
      Deferred income taxes                                                        (3,845)             (182)
      Nonrecoverable producer settlements                                            (512)              (38)
      Decrease (increase) in:
        Receivables                                                                10,548             2,665
        Transportation and exchange gas receivable                                    916           (11,995)
        Inventories                                                                  (226)           39,145
        Deferred gas costs                                                          2,791            (1,735)
        Other current assets                                                      (10,661)            3,160
      Increase (decrease) in:
        Payables                                                                  (25,148)          (13,394)
        Transportation and exchange gas payable                                     4,724             1,147
        Accrued liabilities                                                          (292)          (33,982)
        Reserve for regulatory and rate matters                                    15,962              -
        Other current liabilities                                                   3,913             2,742
      Other, net                                                                    5,953            (2,094)
          Net cash from operating activities                                       30,338            10,426

Cash flows from financing activities:
  Advances from affiliates, net                                                        (2)               85
  Dividends and returns of capital on common stock                                (10,835)          (10,000)
          Net cash from financing activities                                      (10,837)           (9,915)

Cash flows from investing activities:
  Property, plant and equipment, net of equity AFUDC                               (5,509)           (1,695)
  Recoverable producer settlements                                                 (1,535)             (115)
  Recovery of producer settlements                                                    530             3,145
  Advances to affiliates, net                                                     (14,040)           (2,516)
  Other, net                                                                        1,171               490
          Net cash from investing activities                                      (19,383)             (691)

Net increase (decrease) in cash and cash equivalents                                  118              (180)

Cash and cash equivalents at beginning of period                                      292               560

Cash and cash equivalents at end of period                                       $    410          $    380


___________________________________________________________________________________________________________

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest (net of amount capitalized)                                       $  4,832          $  8,481
      Income taxes, net                                                             8,537            (5,586)



       The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS



        A.  CORPORATE STRUCTURE AND CONTROL AND BASIS OF PRESENTATION

Corporate Structure and Control

Texas Gas Transmission Corporation (the Company) is a wholly owned subsidiary of Transco Gas Company (TGC), which is a wholly owned subsidiary of Transco Energy Company (Transco). As used herein, the term Transco refers to Transco Energy Company and its wholly owned subsidiary companies, the term TGMC refers to Transco Gas Marketing Company, a wholly owned subsidiary of Transco, and its wholly owned subsidiary companies; and the term TGPL refers to Transcontinental Gas Pipe Line Corporation, a wholly owned subsidiary of TGC, unless the context otherwise requires.

The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K.

As a subsidiary of Transco, the Company engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, the Company makes interest-bearing advances to Transco. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Transco will repay in the next twelve months are classified as current assets, while the remainder are classified as non-current. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A.


Basis of Presentation

The acquisition of the Company in 1989 by Transco was accounted for using the purchase method of accounting. The total acquisition cost was allocated to the net assets of the Company based on their estimated fair values at the date of acquisition. Included in property, plant and equipment, as of the date of acquisition, was an aggregate of $226 million related to amounts in excess of the original cost of the regulated facilities. This amount is amortized over the estimated life of the assets acquired at approximately $9 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation.

                       B.  REGULATORY AND RATE MATTERS

There have been no new reportable developments from those described in the 1993 Annual Report on Form 10-K other than described below.


FERC Order 636

As discussed in the Company's 1993 Annual Report on Form 10-K, the Company has restructured its business to implement the provisions of FERC Order 636. On October 1, 1993, the FERC issued an Order, which essentially approved the major aspects of the Company's FERC Order 636 compliance plan. On October 18, 1993, the Company filed revised tariff sheets and other changes pursuant to the October 1, 1993 order, which permitted implementation of FERC Order 636 restructured services on November 1, 1993. The Company currently estimates its transition costs under FERC Order 636 will not exceed $90 million, primarily related to Gas Supply Realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to the Company's auction process and unrecovered purchased gas costs. As of March 31, 1994, the Company had paid or committed to pay $39.9 million of GSR costs, as discussed below in "Gas Supply Realignment Costs." FERC Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Therefore, the Company expects that any transition costs incurred should be recovered from its customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Pursuant to FERC Order 636, the Company terminated its Purchased Gas Adjustment (PGA) clause on November 1, 1993. On January 31, 1994, the Company filed a limited Section 4(e) filing, pursuant to its approved FERC Gas Tariff, to direct bill the balance of its unrecovered purchased gas costs at October 31, 1993 to its former sales customers. This filing was necessary to recover $3.0 million of deferred gas costs applicable to the period September 1992 through October 1993. Recovery of such deferred gas costs from former sales customers began in February 1994. The Company may file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchased gas costs, when these amounts become known. The Company has no outstanding deferred gas cost issues pending in any other proceeding.


General Rate Issues

On April 29, 1993, the Company filed a general rate case (Docket No. RP93-106) which became effective on November 1, 1993, subject to refund. The Company has been engaged in settlement proceedings over the past several months regarding this case. As a result of these discussions, a preliminary settlement in principle, which would resolve all issues, has been reached with the majority of the parties, subject to the approval of definitive documentation by the parties and ultimate approval by the FERC. Under the terms of this preliminary settlement, if approved by the parties and the FERC, the Company's stated pre-tax rate of return on equity would be reduced from 16.6%, included in its previous rate settlement, to 13.9%. The Company has established a reserve, which it believes to be adequate, to reflect the difference between the rates currently being collected and the rates expected to ultimately be effective upon settlement of the rate case.


Reserve for Regulatory and Rate Matters

The Company has established reserves for its outstanding regulatory and rate matters which it believes are adequate to provide for any costs incurred or refunds to be made in regard to the resolution of its regulatory and rate issues. Although no assurances can be given, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations.


Gas Supply Realignment Costs

During 1993, as part of the Company's restructuring under FERC Order 636, the Company engaged in negotiations which have resulted in the successful termination of approximately 90% of the Company's deliverability under its non-market responsive gas purchase contracts. Gas purchased under its remaining non-market responsive contracts is being resold at a monthly auction pursuant to FERC Order 636. The Company continues to pay to the supplier the actual contract price and is entitled to file for full recovery of the difference between said contract price and the auction price as GSR costs under FERC Order 636.

Through March 31, 1994, the Company had paid or committed to pay a total of $39.9 million for GSR costs, primarily as a result of the contract terminations. As of March 31, 1994, the Company had paid $22.1 million of such costs; the remaining $17.8 million is recorded as a current liability in the accompanying balance sheet. Pursuant to FERC Order 636, the Company may file to recover 100% of these costs as GSR costs.

To date, the Company has made two quarterly filings to recover $19.4 million of GSR costs paid through February 1994, pursuant to FERC Order 636 and the Company's approved FERC Gas Tariff. Such amount represents 90% of GSR costs paid which are to be recovered over a twelve-month period from the effective date of each filing, through a surcharge to its transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. The Company plans to continue to make future quarterly filings to recover its GSR costs as such costs are paid.

The Company's market-responsive gas purchase contracts are being separately managed by its marketing affiliate, TGMC, as agent for the Company.


                   C. Royalty Claims and Legal Proceedings

There have been no new reportable developments from those described in the Company's 1993 Annual Report on Form 10-K with regard to royalty claims and legal proceedings.

                                D.  Financing

On April 11, 1994, the Company issued $150 million of 8.625% ten-year Notes (Notes) due April 1, 2004. The Notes are not redeemable prior to maturity. The Notes are senior unsecured obligations of the Company. Proceeds from the issuance of the Notes were used to redeem the Company's 10% Debentures (Deben-tures) on April 29, 1994. Due to the issuance of the Notes in April 1994 and subsequent redemption of the Debentures, $150 million of current maturities of long-term debt at March 31, 1994 has been reclassified to long-term debt in the accompanying condensed balance sheets.

As discussed in Note A, the Company engages in transactions with Transco and other Transco subsidiaries, characteristic of group operations. Certain of Transco's credit facilities prohibit the Company from, among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to repay advances or make capital contri-butions to the Company.

Item 2. Management's Narrative and Analysis of the Results of Operations (Filed Pursuant to General Instruction H)

                       Financial Analysis of Operations
                Three Months Ended March 31, 1994 Compared to
                      Three Months Ended March 31, 1993


On November 1, 1993, the Company implemented FERC Order 636, which required pipelines to "unbundle" services and offer transportation and storage services separately from the sale of gas. As a result, the Company's gas sales result primarily from requirements to meet its remaining gas purchase commitments. The Company's monthly gas purchases under non-market-responsive commitments are sold at auction with any underrecovery of such costs deferred as a regula-tory asset for future recovery as a transition cost. All other gas purchase and sales commitments are being managed by the Company's marketing affiliate, TGMC, as agent for the Company. The Company's gas sales currently have no impact on its results of operations.

As part of its implementation of FERC Order 636, the Company has been allowed to retain its storage gas, in part to meet operational balancing needs on its system, and in part to meet the requirements of the Company's "no-notice" transportation service, which allows customers to temporarily draw from the Company's storage gas to be repaid in-kind during the following summer season.

The Company's implementation of FERC Order 636 also included a change in its rate design method from Modified Fixed Variable (MFV) to Straight Fixed Variable (SFV). Under the MFV method, all fixed costs, with the exception of equity return and income taxes, were included in the demand component of the charge to customers; the equity return and income tax components of cost of service were included as part of the volumetric charge to customers. Under the SFV method, all fixed costs, including equity return and income taxes, are included in the demand charge to customers. Accordingly, under SFV, the demand component has a greater impact on the Company's operating income, while overall throughput has a less significant impact. The Company's demand charges, under FERC Order 636, are seasonal and are generally higher during the winter heating season.

Effective November 1, 1993, the Company placed rates into effect, subject to refund, under a new general rate case as discussed in the Company's Annual Report on Form 10-K. The Company has been engaged in settlement proceedings over the past several months regarding this case. As a result of these discussions, a preliminary settlement in principle, which would resolve all issues, has been reached with a majority of the parties, subject to the approval of definitive documentation by the parties and ultimate approval by the FERC. Under the terms of this preliminary settlement, if approved by the parties and the FERC, the Company's stated pre-tax rate of return on equity would be reduced from 16.6%, included in its previous rate settlement, to 13.9%. If the settlement is ultimately approved upon its current terms, the Company currently estimates that the settlement could, along with reduced interruptible transportation revenue associated with the implementation of FERC Order 636, result in lower annual operating income, in the low $70 million dollar range.

There are various factors which may affect the Company's actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management, and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. Furthermore, while the use of SFV rate design limits the Company's opportunity to earn incremental revenues through increased throughput, it also minimizes the Company's risk associated with fluctuations in throughput. The Company believes that under FERC Order 636, with SFV rates and its anticipated transition cost recovery, its rate structure will remain competitive.


Operating and Net Income

Operating income was $2 million higher for the three months ended March 31, 1994 than for the three months ended March 31, 1993. The increase in operating income was primarily due to higher gas transportation revenues, partially offset by lower net gas sales revenues and increased operating costs and expenses. Each of these factors is discussed below. Net income was $1 million higher than 1993 for the same reasons that resulted in higher operating income.


Operating Revenues

Operating revenues decreased $26 million, primarily as a result of lower gas sales revenues due to implementation of FERC Order 636, which ended the Company's bundled sales service. Effective November 1, 1993 the Company's unbundled gas sales are managed by its marketing affiliate, TGMC, as agent for the Company.

The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of FERC Order 636. Although long-haul transportation volumes increased, the decrease in the average commodity transportation rate, which resulted from the implementation of FERC Order 636 and SFV rates, more than offset the effect on transportation revenues of the higher transportation volumes.


Operating Costs and Expenses

Cost of gas sold decreased $38 million from the prior year. This decrease was primarily due to the implementation of FERC Order 636 and the resultant decrease in gas sales volumes. The Company's administrative and general expenses increased $3 million. The increase was primarily due to $2 million higher cost of postretirement benefits other than pensions which is included in rates.


System Deliveries

As shown in the table below, the Company's total mainline deliveries for the three months ended March 31, 1994 increased 23.9 Bcf, or 14.2%, as compared to the three months ended March 31, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis in the Company's primary market area. The revenues associated with short-haul transportation volumes are not material to the Company.

                                                    Three Months
                                                   Ended March 31,
     System Deliveries (Bcf):                    1994           1993

     Sales                                        -             31.7
     Long-haul transportation                   192.2          136.6
       Total mainline deliveries                192.2          168.3
     Short-haul transportation                   50.8           53.4
       Total system deliveries                  243.0          221.7


The Company's facilities are divided into five rate zones. Generally, gas delivered in the northern four zones is classified as long-haul transporta-tion. Gas delivered in the remaining southernmost zone is classified as short-haul transportation. The Company's sales under the FERC Order 636 environment are generally made in the southernmost zone; however, the sales are made off system and, therefore, do not constitute system deliveries.


Competition

The Company and its primary market area competitors (ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company and Midwestern Gas Transmission Company) implemented FERC Order 636 on their respective systems during 1993. The Company and its major competitors all employ SFV rate design for firm transportation as mandated by FERC Order 636.

Future utilization of the Company's pipeline capacity will depend on competition from other pipelines and alternative fuels, weather conditions and participation by the Company's customers in its FERC Order 636 Capacity Release Program which allows firm customers to release to third parties any unneeded firm capacity on a temporary or permanent basis.

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


Financing

As a subsidiary of Transco, the Company engages in transactions with Transco and other Transco subsidiaries characteristic of group operations. The Company meets its working capital requirements by participation in the Transco consolidated cash management program, pursuant to which the Company, for investment purposes, both makes advances to and receives repayments of advances from Transco, and by accessing capital markets to fund its long-term debt maturities. As general corporate policy, the interest rate on intercompany demand notes is 1-1/2% below the prime rate of Citibank, N.A.

At March 31, 1994, the Company had outstanding current and non-current advances to Transco of $40 million and $177 million, respectively. Those amounts that the Company anticipates Transco will repay in the next twelve months are classified as current assets, while the remainder are classified as non-current.

The Company and Transco's other subsidiaries pay dividends, based on the level of their earnings and net cash flows, to provide funds to Transco for debt service and dividend payments.

On April 11, 1994, the Company issued $150 million of 8.625% ten-year Notes due April 1, 2004. The Notes are not redeemable prior to maturity. The Notes are senior unsecured obligations of the Company. Proceeds from the issuance of the Notes were used to redeem the Company's 10% Debentures on April 29, 1994.

To meet the working capital requirements of Transco and its subsidiaries, Transco has in place a $450 million working capital line with a group of fifteen banks. The Company is guarantor of up to $180 million of this working capital line. At March 31, 1994, Transco had no outstanding borrowings under this facility.

Transco also has in place a $50 million reimbursement facility, dated as of December 31, 1993, between Transco and a group of five banks. This facility provides Transco the opportunity to obtain standby letters of credit under certain circumstances from the banks. The Company is guarantor of up to $20 million of the obligations that arise under this facility.

Certain of Transco's credit facilities prohibit the Company from, among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to repay advances or make capital contributions to the Company.


Cash Flows and Capitalization

Net cash inflows from operating activities for the three months ended March 31, 1994 were approximately $20 million higher than for the three months ended March 31, 1993, primarily as a result of the January 1993 payment of the RP90-104 rate refunds in the amount of $36 million and to the 1994 reserve for Docket No. RP93-106 rate refunds, partially offset by higher net withdrawals from gas stored underground in the first quarter of 1993.

Net cash outflows from financing activities for the three months ended March 31, 1994 were $1 million higher than for the three months ended March 31, 1993, due to increased dividends paid to Transco.

Net cash outflows from investing activities for the three months ended March 31, 1994 were $19 million higher than the three months ended March 31, 1993, primarily due to increases in cash advanced to Transco under Transco's cash management program and in capital expenditures.

The Company's capital expenditures for the first three months of 1994 were $6 million, including $3 million for maintenance of existing facilities and $3 million for market expansion projects. Capital expenditures for the first three months of 1993 were $2 million, including $1 million for maintenance of existing facilities and $1 million for market expansion projects.

The Company's debt as a percentage of total capitalization was 29% at March 31, 1994. Net of current maturities, debt as a percentage of total capitalization was 14% at December 31, 1993.


Transition Cost Recoveries

To date, the Company has made two quarterly filings to recover $19.4 million of GSR costs paid through February 1994, pursuant to FERC Order 636 and the Company's approved FERC Gas Tariff. Such amount represents 90% of GSR costs paid which are to be recovered, over a twelve-month period from the effective date of each filing, through a surcharge to its transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. The Company plans to continue to make future quarterly filings to recover its GSR costs as such costs are paid.

On November 1, 1993, the Company implemented the provisions of FERC Order 636. Pursuant to FERC Order 636, the Company terminated its PGA clause on that date. On January 31, 1994, the Company filed a limited Section 4(e) filing, pursuant to its approved FERC Gas Tariff, to direct bill the balance of its unrecovered purchased gas costs at October 31, 1993 to its former sales customers. This filing was necessary to recover $3.0 million of deferred gas costs applicable to the period September 1992 through October 1993. Recovery of such deferred gas costs from former sales customers began in February 1994. The Company may file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchase gas costs, when these amounts become known. The Company has no outstanding deferred gas cost issues pending in any other proceeding.


             Other Future Capital Requirements and Contingencies

The Company's future capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K. Other than described in Note B of the Notes to Condensed Financial Statements, there have been no new reportable developments from those described in the Company's 1993 Annual Report on Form 10-K with regard to other future capital requirements and contingencies.


                                  Conclusion

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities supplemented, if necessary, by repayments of funds advanced to Transco, will provide the Company with sufficient liquidity to meet its capital requirements.

                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                   None.


         (b)  Reports on Form 8-K.

                   The Company filed Form 8-K, Current Report dated April 13, 1994, in connection with the sale of $150 million of Notes due April 1, 2004 of Texas Gas Transmission Corporation pursuant to its Registration Statement on Form S-2 under the Securities Act of 1933 (Registration No. 33-52707), which became effective March 28, 1994.

                             S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TEXAS GAS TRANSMISSION CORPORATION




Date:      May 16, 1994                By         /s/ G. D. Lauderdale
                                                    G. D. Lauderdale
                                                  Senior Vice President
                                                   Rates and Finance/
                                                        Treasurer





Date:      May 16, 1994                By           /s/ E. J. Ralph
                                                      E. J. Ralph
                                              Vice President and Controller