Form 10-Q
period 1994-06-30
TEXAS GAS TRANSMISSION CORP
filed 1994-08-15
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-Q

(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of August 12, 1994

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    TEXAS GAS TRANSMISSION CORPORATION

                                   INDEX



                                                           Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                 3

   Condensed Balance Sheets -
      June 30, 1994 and December 31, 1993                    4-5

   Condensed Statements of Income -
      Three and Six Months Ended June 30, 1994 and 1993       6

   Condensed Statements of Cash Flows -
      Six Months Ended June 30, 1994 and 1993                 7

   Notes to Condensed Financial Statements                   8-10

Item 2. Management's Narrative Analysis of
        the Results of Operations                           11-15

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                    17

                      PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.


        Company or group of companies for which report is filed:

        TEXAS GAS TRANSMISSION CORPORATION



The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First Quarter Report on Form 10-Q.

                    TEXAS GAS TRANSMISSION CORPORATION
                         CONDENSED BALANCE SHEETS
                          (Thousands of Dollars)

                                                 June 30,   December 31,
                                                   1994         1993
            ASSETS
Current Assets:
  Cash and temporary cash
    investments                                 $    1,115  $        292
  Receivables:
    Trade                                            2,845        16,441
    Affiliates                                       9,878         4,761
    Other                                              908         1,934
  Advances to affiliates                            64,076        65,667
  Transportation and exchange gas
    receivable                                      18,395        25,112
  Costs recoverable from customers:
    Gas purchase                                     3,075         5,590
    Gas supply realignment                          39,058        19,231
    Other                                           16,685         3,886
  Inventories                                       14,525        14,724
  Deferred income tax benefits                      18,441        17,680
  Other                                              1,610         2,932
      Total current assets                         190,611       178,250

Advances to Affiliates                             128,000       137,000

Investments, at Cost                                 2,643         2,635

Property, Plant and Equipment,
  at cost:
    Natural gas transmission plant                 850,428       835,044
    Less - Accumulated depreciation
      and amortization                             194,829       173,201
        Property, plant and
          equipment, net                           655,599       661,843

Other Assets:
  Gas stored underground                            88,331        92,103
  Other                                             41,642        60,515
      Total other assets                           129,973       152,618

      Total Assets                              $1,106,826  $  1,132,346



 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                         CONDENSED BALANCE SHEETS
                          (Thousands of Dollars)


                                                 June 30,   December 31,
                                                   1994        1993
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt         $     -     $  150,000
   Payables:
      Trade                                         10,406      13,821
      Affiliates                                     7,803      13,274
      Other                                          7,833      30,714
   Advances from affiliates                          1,659       1,576
   Transportation and exchange gas payable          15,410      17,109
   Accrued liabilities                              42,486      44,134
   Costs refundable to customers:
      Accrued gas supply realignment costs           9,500      24,750
      Transportation cost adjustment                 9,466       4,643
      Income taxes refundable                          676         676
      Upstream producer settlement costs            17,685       1,525
   Reserve for regulatory and rate matters          43,430      23,063
      Total current liabilities                    166,354     325,285

Long-Term Debt                                     246,115      98,678

Other Liabilities and Deferred Credits:
   Income taxes refundable to customers              6,904       7,243
   Deferred income taxes                            36,428      35,348
   Upstream producer settlement costs                    -      16,145
   Other                                            42,557      42,411
      Total other liabilities and
         deferred credits                           85,889     101,147

Stockholder's Equity:
   Common stock, $1.00 par value, 1,000 shares
      authorized, issued and outstanding                 1           1
   Premium on capital stock and other
      paid-in-capital                              584,712     584,712
   Retained earnings                                23,755      22,523
      Total stockholder's equity                   608,468     607,236

      Total Liabilities and Stockholder's
         Equity                                 $1,106,826  $1,132,346


 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                          (Thousands of Dollars)


                                            Three Months    Six Months
                                            Ended June 30,  Ended June 30,
                                            1994   1993     1994  1993
Operating Revenues:
   Gas sales                             $30,464$ 49,042$ 73,389$158,238
   Gas transportation                     63,531  45,688 154,199  95,391
   Other                                     482     981   1,127   2,782
      Total operating revenues            94,477  95,711 228,715 256,411

Operating Costs and Expenses:
   Cost of gas sold                       29,932  24,373  71,830 103,905
   Cost of transportation of gas
     by others                            10,986  10,567  28,276  23,375
   Operation and maintenance              14,956  14,944  27,850  27,435
   Administrative and general             14,820  15,207  32,179  29,244
   Depreciation and amortization          11,072   9,469  20,879  19,048
   Taxes other than income taxes           3,546   3,192   7,362   6,543
      Total operating costs and expenses  85,312  77,752 188,376 209,550

Operating Income                           9,165  17,959  40,339  46,861

Other (Income) Deductions:
   Interest expense                        7,159   6,352  13,606  12,689
   Interest income                        (2,907) (2,777) (5,374) (5,816)
   Miscellaneous other deductions            162     719     931   1,861
      Total other (income) deductions      4,414   4,294   9,163   8,734

Income Before Income Taxes                 4,751  13,665  31,176  38,127

Provision for Income Taxes                 1,992   5,289  12,454  14,883

Net Income                                $2,759  $8,376 $18,722 $23,244










 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Thousands of Dollars)
                                                Six Months Ended June 30,
                                                   1994          1993
Cash flows from operating activities:
   Net income                                    $  18,722   $  23,244
   Adjustments to reconcile net income to net
   cash from operating activities:
         Depreciation and amortization              21,767      19,882
         Deferred income taxes                         318       3,249
         Decrease (increase) in:
            Receivables                             12,772      17,210
            Transportation and exchange gas
               receivable                            6,716      21,786
            Inventories                                199      10,059
            Deferred gas costs                       2,516        (460)
            Other current assets                   (20,151)      3,663
         Increase (decrease) in:
            Payables                               (34,939)    (14,464)
            Transportation and exchange gas
               payable                              (1,699)    (20,387)
            Accrued liabilities                    (16,882)    (32,730)
            Reserve for regulatory and
              rate matters                          22,414       2,766
            Other current liabilities                4,822       -
         Other, net                                 10,180      (7,257)
               Net cash from operating
                  activities                        26,755      26,561

Cash flows from financing activities:
   Advances from affiliates, net                        83         129
   Long-term debt - repayment                     (150,000)       -
                  - borrowing, net                 146,753        -
   Dividends on common stock                       (17,490)    (20,825)
               Net cash from financing
                  activities                       (20,654)    (20,696)

Cash flows from investing activities:
   Property, plant and equipment, net of
      equity AFUDC                                 (17,080)     (8,214)
   Advances to affiliates, net                      10,591         222
   Other, net                                        1,211       1,906
               Net cash from investing
                  activities                        (5,278)     (6,086)

Net increase (decrease) in cash and
   cash equivalents                                    823        (221)
Cash and cash equivalents at beginning
   of period                                           292         560
Cash and cash equivalents at end
   of period                                      $  1,115    $    339
_______________________________________________________________________
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)      $   12,191  $   15,926
      Income taxes, net                             23,274       3,923


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

The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First Quarter Report on Form 10-Q. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation.

                      B. REGULATORY AND RATE MATTERS

There have been no new reportable developments from those described in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First Quarter Report on Form 10-Q other than described below.

FERC Order 636

As discussed in the Company's 1993 Annual Report on Form 10-K, effective November 1, 1993, the Company restructured its business to implement the provisions of FERC Order 636. The Company currently estimates its transition costs under FERC Order 636 will be primarily related to Gas Supply Realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to the Company's auction process and unrecovered purchased gas costs. Through June 30, 1994, the Company had paid or committed to pay $41.9 million of GSR costs, as discussed below in "Gas Supply Realignment Costs." Pursuant to the provisions of FERC Order 636, the Company expects that any transition costs incurred will be fully recovered from its customers.

Pursuant to FERC Order 636, the Company terminated its Purchased Gas Adjustment (PGA) clause on November 1, 1993. The Company's right to file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchased gas costs, expired on July 31, 1994. However, the Company has filed for an extension of the July 31, 1994 deadline to permit recovery of amounts not yet resolved under certain contracts in litigation or pending settlements.

General Rate Issues

On April 29, 1993, the Company filed a general rate case (Docket No. RP93-
106) which became effective on November 1, 1993, subject to refund. A settlement agreement was filed on June 14, 1994. The presiding Administrative Law Judge (ALJ) certified the agreement to the FERC on July 18, 1994 as an uncontested settlement. The Company has provided a reserve of approximately $37 million at June 30, 1994 which it believes is adequate for any refunds, including interest, that may be required. Such refunds are currently expected to be made during the fourth quarter of 1994. These refund obligations increase with the passage of time until the refunds are made.

On July 29, 1994, the FERC issued an order accepting the June 30, 1994 filing made by the Company to resolve the transportation and exchange imbalances pre-dating the implementation of FERC Order 636. The order approved the timetable proposed in the filing whereby such imbalances will be reconciled by December 31, 1994. Pursuant to the filing, these reconciled imbalances will be repaid in cash or through receipt or delivery of gas, upon agreements for allocation and as permitted by operating conditions, by the end of 1995.

Gas Supply Realignment Costs

Through June 30, 1994, the Company had paid or committed to pay a total of $41.9 million for GSR costs, primarily as a result of the GSR contract terminations. The Company continues to make quarterly filings to recover its GSR costs as such costs are paid. As of June 30, 1994, the Company had recovered $3.9 million of such costs.

FERC Orders 500 and 528

On  August  4,  1994,  the FERC issued an order approving  the  settlement agreements  of  the Company and its upstream pipelines  in  the  Company's
pending  FERC  Order  528  flowthrough  proceedings.   Pursuant   to   the
settlements, the Company will flow through to its former sales customers approximately $39 million, plus interest, which will resolve all the Company's issues related to the flowthrough of upstream pipelines' take-or-pay costs.

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

                               D.  Financing

On April 11, 1994, the Company issued $150 million of 8.625% ten-year Notes (Notes) due April 1, 2004. The Notes are not redeemable prior to maturity and are general unsecured obligations of the Company. Proceeds from the issuance of the Notes were used to redeem the Company's 10% Debentures on April 29, 1994.

As discussed in the Company's 1993 Annual Report on Form 10-K, certain of Transco's credit facilities prohibit the Company from, among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco.
Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings and, therefore, under certain circumstances, its ability to repay advances or make capital contributions to the Company.

Item 2.  Management's Narrative Analysis of the Results of
       Operations (Filed Pursuant to General Instruction H)

                     Financial Analysis of Operations
                Six Months Ended June 30, 1994 Compared to
                      Six Months Ended June 30, 1993

The following discussion should be read in conjunction with the condensed financial statements, notes and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and in the Company's 1994 First Quarter Report on Form 10-Q and with the condensed financial statements and notes contained in this report.

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

The Company's implementation of FERC Order 636 included a change in its rate design method from Modified Fixed Variable (MFV) to Straight Fixed Variable (SFV). Under the MFV method, all fixed costs, with the exception of equity return and income taxes, were included in the demand component of the charge to customers; the equity return and income tax components of cost of service were included as part of the volumetric charge to customers. Under the SFV method, all fixed costs, including equity return and income taxes, are included in the demand charge to customers. Accordingly, under SFV, overall throughput has a less significant impact on the Company's results of operations.

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

Operating and Net Income

Operating income was $7 million lower for the six months ended June 30, 1994 than for the six months ended June 30, 1993. The decrease in operating income was primarily due to lower interruptible transportation revenues resulting from the implementation of FERC Order 636, seasonal demand revenues that are lower in the second and third quarters than in the first and fourth quarters, and reserving for an expected stated pre-tax rate of return under the

Company's pending general rate case settlement which is lower than that included in the Company's previous rates. Net income was $5 million lower than 1993 for the same reasons that resulted in lower operating income, including the related income tax effects.

As a result of reduced interruptible transportation revenues due to the implementation of FERC Order 636 and the expected lower stated pre-tax rate of return under the Company's pending general rate settlement, the Company's interim operating income during the third quarter of 1994 could be lower than the comparable period in 1993 and 1994 annual operating income could be lower than the prior year. Additionally, the Company's interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with SFV rate design, results in lower operating income in the second and third quarters than in the first and fourth quarters.

Operating Revenues

Operating revenues were $28 million lower for the six months ended June 30, 1994 than for the six months ended June 30, 1993. The decrease in revenues was primarily a result of lower gas sales revenues due to implementation of FERC Order 636, which ended the Company's bundled sales service. As previously discussed, effective November 1, 1993, substantially all of the Company's unbundled gas sales are managed by its marketing affiliate, TGMC, as agent for the Company.

The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of FERC Order 636. Although long-haul transportation volumes increased, the decrease in average commodity transportation rates, which resulted from the implementation of FERC Order 636, SFV rates and reduced interruptible transportation revenues, more than offset the effect on transportation revenues of the higher transportation volumes.

Operating Costs and Expenses

Cost  of gas sold was $32 million lower for the six months ended June  30,
1994 than for the six months ended June 30, 1993. This decrease was primarily due to the implementation of FERC Order 636 and the resultant decrease in gas sales volumes. The Company's administrative and general expenses increased $3 million, primarily due to higher costs of postretirement benefits other than pensions which are included in rates and to the agency fees paid to TGMC for management of its unbundled gas sales which began in November 1993.

System Deliveries

As shown in the table below, the Company's total mainline deliveries for the six months ended June 30, 1994 increased 23.8 Bcf, or 8.0%, as compared to the six months ended June 30, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis during the first quarter of 1994 in the Company's primary market area. The revenues associated with short-haul transportation volumes are not material to the Company.

                                                        Six Months
                                                      Ended June 30,
      System Deliveries (Bcf):                        1994     1993

   Sales                                                -       39.6
   Long-haul transportation                           321.1    257.7
      Total mainline deliveries                       321.1    297.3
   Short-haul transportation                           97.7    101.8
      Total system deliveries                         418.8    399.1

The Company's facilities are divided into five rate zones. Generally, gas delivered in the northern four zones is classified as long-haul transportation. Gas delivered in the remaining southernmost zone is classified as short-haul transportation. The Company's sales under the FERC Order 636 environment are generally made in the southernmost zone; however, the sales are made off system and, therefore, do not constitute system deliveries.

                      Capital Resources and Liquidity
Introduction

The Company is an indirect, wholly owned subsidiary of Transco, and as such, may be affected by the financial position and performance of Transco and its other subsidiaries.

Over the past two years, Transco has made significant progress in improving its results of operations and financial flexibility. Transco remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and further improving financial results.

Financing

On April 11, 1994, the Company issued $150 million of 8.625% ten-year Notes due April 1, 2004. The Notes are not redeemable prior to maturity and are general unsecured obligations of the Company. Proceeds from the issuance of the Notes were used to redeem the Company's 10% Debentures on April 29, 1994.

Certain of Transco's credit facilities prohibit the Company, from among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings, and, therefore, under certain circumstances, its ability to repay advances or make capital contributions to the Company.

Cash Flows and Capitalization

Net cash inflows from operating activities for the six months ended June 30, 1994 were approximately equal to the six months ended June 30, 1993, primarily as a result of the January

1993 payment of the RP90-104 rate refunds in the amount of $36 million and the 1994 collection of amounts reserved for RP93-106 rate refunds, offset by a higher reduction in payables and by higher net withdrawals from gas stored underground during the first six months of 1993.

Net cash outflows from financing activities for the six months ended June 30, 1994 were approximately equal to the six months ended June 30, 1993, primarily due to decreased dividends paid to Transco offset by the net effects of the Company's debt repayment and proceeds from the Company's April 1994 debt issue.

Net cash outflows from investing activities for the six months ended June 30, 1994 were approximately $1 million lower than the six months ended June 30, 1993, primarily due to higher net repayments by Transco of cash advanced to Transco under Transco's cash management program partially offset by increased capital expenditures.

The Company's capital expenditures for the first six months of 1994 were $17 million, including $12 million for maintenance of existing facilities and $5 million for market expansion projects. Capital expenditures for the first six months of 1993 were $8 million, including $7 million for maintenance of existing facilities and $1 million for market expansion projects.

The Company's debt as a percentage of total capitalization was 29% at June 30, 1994. Due to the maturity of the Company's 10% Debentures in 1994, debt, net of current maturities, was 14% of total capitalization at December 31, 1993.

Transition Cost Recoveries

The Company continues to make quarterly filings to recover its GSR costs as such costs are paid. As of June 30, 1994, the Company had recovered $3.9 million of such costs.

Pursuant to FERC Order 636, the Company terminated its PGA clause on November 1, 1993. The Company's right to file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchased gas costs, expired on July 31, 1994. However, the Company has filed for an extension of the July 31, 1994 deadline to permit recovery of amounts not yet resolved under certain contracts in litigation or pending settlements.

            Other Future Capital Requirements and Contingencies

The Company's future capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K. Other than described in Note B of the Notes to Condensed Financial Statements and below, there have been no new reportable developments from those described in the Company's 1993 Annual Report on Form 10-K or the Company's 1994 First
Quarter Report on Form 10-Q, with regard to other future capital requirements and contingencies.

Liberty Pipeline Company

In 1992, Liberty Pipeline Company, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 million cubic feet per day in firm transportation service to the greater New York City area. The partnership was comprised of subsidiaries of Transco, two other interstate pipelines and subsidiaries of three Transco customers in New York.

On August 1, 1994, the partners of Liberty Pipeline Company sent a letter to the FERC, asking it to postpone indefinitely its review of the Liberty Pipeline project. The decision follows the withdrawal in early June of one key shipper and project partner and the recent with drawal of another shipper. The partners also reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, will be necessary in the future and advised FERC that the Liberty partners will continue to pursue that goal.

Rate Matters

As discussed in Note B of the Notes to Condensed Financial Statements, the presiding ALJ certified a settlement agreement of the Company's general rate case (RP93-106) to the FERC on July 18, 1994 as an uncontested settlement. The Company has provided a reserve of approximately $37 million at June 30, 1994 which it believes to be adequate for any refunds, including interest, that may be required. Such refunds are currently expected to be made during the fourth quarter of 1994. These refund obligations increase with the passage of time until the refunds are made.

                                Conclusion

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities supplemented, when necessary, by repayments of funds advanced to Transco, will provide the Company with sufficient liquidity to meet its capital requirements.

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

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:     August 12, 1994      BY:    /s/ G. D. Lauderdale

                                        G. D. Lauderdale
                                     Senior Vice President
                                       Rates and Finance/
                                           Treasurer

DATE:     August 12, 1994      BY:     /s/ E. J. Ralph

                                         E. J. Ralph
                                Vice President and Controller