Form 10-Q
period 1994-09-30
TEXAS GAS TRANSMISSION CORP
filed 1994-11-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-Q

(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
             For the quarterly period ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of November 14, 1994

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    TEXAS GAS TRANSMISSION CORPORATION

                                   INDEX



                                                           Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

   Condensed Balance Sheets -
      September 30, 1994 and December 31, 1993             4-5

   Condensed Statements of Income -
      Three and Nine Months Ended September 30, 1994
      and 1993                                               6

   Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1994 and 1993          7

   Notes to Condensed Financial Statements                8-10

Item 2. Management's Narrative Analysis of
        the Results of Operations                        11-16

PART II.  OTHER INFORMATION

Item 5. Other Events                                        17

Item 6. Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                  18

                      PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.


        Company or group of companies for which report is filed:

        TEXAS GAS TRANSMISSION CORPORATION



The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First and Second Quarter Reports on Form 10-Q.

                    TEXAS GAS TRANSMISSION CORPORATION
                         CONDENSED BALANCE SHEETS
                          (Thousands of Dollars)
                                              September 30,   December 31,
                                                 1994           1993
            ASSETS
Current Assets:
  Cash and temporary cash
    investments                                 $    1,119  $        292
  Receivables:
    Trade                                           10,036        16,441
    Affiliates                                      13,522         4,761
    Other                                            1,407         1,934
  Advances to affiliates                            51,986        65,667
  Transportation and exchange gas
    receivable                                      12,110        25,112
  Costs recoverable from customers:
    Gas purchase                                       159         5,590
    Gas supply realignment                          37,885        19,231
    Other                                           21,170         3,886
  Inventories                                       15,071        14,724
  Deferred income tax benefits                      11,203        17,680
  Other                                              2,754         2,932
      Total current assets                         178,422       178,250

Advances to Affiliates                             128,000       137,000

Investments, at Cost                                 2,583         2,635

Property, Plant and Equipment,
  at cost:
    Natural gas transmission plant                 865,563       835,044
    Less - Accumulated depreciation
      and amortization                             208,131       173,201
        Property, plant and
          equipment, net                           657,432       661,843

Other Assets:
  Gas stored underground                            89,939        92,103
  Other                                             37,397        60,515
      Total other assets                           127,336       152,618

      Total Assets                              $1,093,773  $  1,132,346


 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                         CONDENSED BALANCE SHEETS
                          (Thousands of Dollars)

                                               September 30,  December 31,
                                                  1994           1993
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt         $     -      $  150,000
   Payables:
      Trade                                         10,284       13,821
      Affiliates                                     3,643       13,274
      Other                                         21,322       30,714
   Advances from affiliates                          1,652        1,576
   Transportation and exchange gas payable           5,683       17,109
   Accrued liabilities                              45,824       44,134
   Accrued gas supply realignment costs              1,250       24,750
   Costs refundable to customers:
      Transportation cost adjustment                 7,152        4,643
      Income taxes                                     676          676
      Upstream producer settlement costs              -           1,525
   Reserve for regulatory and rate matters          53,294       23,063
      Total current liabilities                    150,780      325,285

Long-Term Debt                                     246,279       98,678

Other Liabilities and Deferred Credits:
   Income taxes refundable to customers              6,735        7,243
   Deferred income taxes                            37,532       35,348
   Upstream producer settlement costs                    -       16,145
   Other                                            43,209       42,411
      Total other liabilities and
         deferred credits                           87,476      101,147

Stockholder's Equity:
   Common stock, $1.00 par value, 1,000 shares
      authorized, issued and outstanding                 1            1
   Premium on capital stock and other
      paid-in-capital                              584,712      584,712
   Retained earnings                                24,525       22,523
      Total stockholder's equity                   609,238      607,236

      Total Liabilities and Stockholder's
         Equity                                 $1,093,773   $1,132,346

 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                          (Thousands of Dollars)

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                         1994      1993     1994      1993
Operating Revenues:
   Gas sales                           $ 21,045 $ 46,347  $ 94,434  $204,585
   Gas transportation                    54,556   46,973   208,755   142,364
   Other                                    322   (1,058)    1,449     1,724
      Total operating revenues           75,923   92,262   304,638   348,673

Operating Costs and Expenses:
   Cost of gas sold                      20,970   21,381    92,800   125,286
   Cost of transportation of gas
     by others                            9,925   14,576    38,201    37,951
   Operation and maintenance             14,930   11,420    42,780    38,855
   Administrative and general            11,760   16,640    43,939    45,884
   Depreciation and amortization         10,250    9,687    31,129    28,735
   Taxes other than income taxes          2,653    3,118    10,015     9,661
      Total operating costs and expenses 70,488   76,822   258,864   286,372

Operating Income                          5,435   15,440    45,774    62,301

Other (Income) Deductions:
   Interest expense                       6,976    6,373    20,582    19,062
   Interest income                       (3,363)  (2,426)   (8,737)   (8,242)
   Miscellaneous other deductions           279      335     1,210     2,196
      Total other (income) deductions     3,892    4,282    13,055    13,016

Income Before Income Taxes                1,543   11,158    32,719    49,285

Provision for Income Taxes                  773    5,175    13,227    20,058

Net Income                             $    770 $  5,983  $ 19,492  $ 29,227








 The accompanying condensed notes are an integral part of these condensed financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Thousands of Dollars)
                                                   Nine Months Ended
                                                     September 30,
                                                   1994        1993
Cash flows from operating activities:
   Net income                                    $  19,492    $ 29,227
   Adjustments to reconcile net income to net
   cash from operating activities:
         Depreciation and amortization              32,461      29,986
         Deferred income taxes                       8,661       7,682
         Decrease (increase) in:
            Receivables                              1,438      12,652
            Transportation and exchange gas
               receivable                           13,002      22,912
            Inventories                               (347)    (13,279)
            Deferred gas costs                       5,431      (6,673)
            Other current assets                   (24,885)      2,396
         Increase (decrease) in:
            Payables                               (25,732)    (18,923)
            Transportation and exchange gas
               payable                             (11,426)    (11,740)
            Accrued liabilities                    (39,480)    (21,569)
            Reserve for regulatory and rate
              matters                               27,095       4,311
            Other current liabilities                2,509        -
         Other, net                                 13,941     (10,456)
               Net cash from operating
                  activities                        22,160      26,526

Cash flows from financing activities:
   Advances from affiliates, net                        77         102
   Long-term debt - repayment                     (150,000)       -
                  - borrowing, net                 146,619        -
   Dividends on common stock                       (17,490)    (26,925)
               Net cash from financing
                  activities                       (20,794)    (26,823)

Cash flows from investing activities:
   Property, plant and equipment, net of
      equity AFUDC                                 (32,749)    (22,325)
   Advances to affiliates, net                      22,681      17,142
   Other, net                                        9,529       5,715
               Net cash from investing
                  activities                          (539)        532

Net increase (decrease) in cash and
   cash equivalents                                    827         235
Cash and cash equivalents at beginning
   of period                                           292         560
Cash and cash equivalents at end
   of period                                     $   1,119    $    795
__________________________________________________________________________
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)       $  17,361    $ 20,658
      Income taxes, net                             21,190       5,523


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

The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First and Second Quarter Reports on Form 10-Q. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation.

                      B. REGULATORY AND RATE MATTERS

There have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K and the Company's 1994 First and Second Quarter Reports on Form 10-Q other than described below.

FERC Order 636

As discussed in the Company's 1993 Annual Report on Form 10-K, effective November 1, 1993, the Company restructured its business to implement the provisions of FERC Order 636. The Company's transition costs under FERC Order 636 are primarily related to Gas Supply Realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to the Company's monthly auction process and unrecovered purchased gas costs. Through September 30, 1994, the Company had paid or committed to pay a total of $44.4 million for GSR costs, primarily as a result of certain GSR contract terminations. The Company continues to make quarterly filings to recover its GSR costs as such costs are paid. As of September 30, 1994, the Company had recovered $7.6 million of such costs. Pursuant to the provisions of FERC Order 636, the Company expects that any transition costs incurred will be fully recovered from its customers.

Pursuant to FERC Order 636, the Company terminated its Purchased Gas Adjustment (PGA) clause on November 1, 1993. The Company's right to file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchased gas costs, expired on July 31, 1994. The Company filed for an extension of the July 31, 1994 deadline to permit recovery of amounts not yet resolved under certain contracts in litigation or pending settlements. On August 26, 1994 the FERC issued an order granting an extension of the deadline to October 31, 1995 or 90 days after the final nonappealable resolution of any litigation, arbitration, or administrative proceeding.

General Rate Issues

On April 29, 1993, the Company filed a general rate case (Docket No. RP93-
106), which became effective November 1, 1993, subject to refund. A settlement agreement regarding the general rate case was filed on June 14, 1994. On September 21, 1994, the FERC issued an "Order Approving Settlement" accepting the settlement as filed with no significant modifications, which became final October 21, 1994. The Company has provided a reserve which it believes is adequate for refunds, including interest, that will be required. As of September 30, 1994, such refunds, which are currently expected to be made in December 1994, were estimated to be approximately $40 million, including interest. Interest will continue to accrue until all refunds are made.

On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which, pursuant to a FERC suspension order issued October 28, 1994, will be effective April 1, 1995, subject to refund. This rate change reflects a requested annual revenue increase of approximately $66.9 million, based on the filed rates. The increase is primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes.

On July 29, 1994, and in rehearing on September 16, 1994, the FERC issued an order accepting the June 30, 1994 filing made by the Company to resolve its transportation and exchange imbalances pre-dating the implementation of FERC Order 636. The order approved the timetable proposed in the filing whereby such imbalances must be reconciled by December 31, 1994. Following the parties' agreement as to the allocations, reconciled imbalances will be repaid in cash, or through receipt or delivery of gas, as permitted by operating conditions, by the end of 1995.

FERC Orders 500 and 528

On  August  4,  1994,  the FERC issued an order approving  the  settlement agreements of the Company and its upstream pipelines in the Company's pending FERC Order 528 flowthrough proceedings. Pursuant to the settlements, on September 30, 1994, the Company flowed through to its former sales customers $39.9 million, which the Company had received from upstream pipelines. This order resolves all the Company's issues related to the flowthrough of upstream pipelines' take-or-pay costs.

FERC Order 94-A

As discussed in the Company's 1993 Annual Report on Form 10-K, on January 12, 1994, the FERC issued its "Order Granting Rehearing" which found that the FERC had committed a legal error in allowing the direct bill of FERC Order 94-A costs to certain customers. The effect of this order, as issued, would be to require the Company to make refunds to certain customers of $13.5 million, recover $2.7 million through direct billing of other customers, recover $5.4 million as part of the direct billing of its unrecovered purchase gas costs and absorb the remaining $5.4 million. The Company filed for rehearing of this order and received an extension staying the effectiveness of this order until 30 days after the FERC rules on rehearing. On October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 Order. The Company intends to assert all available legal rights and remedies to stay the Order's requirement to make refunds by November 17, 1994. The Company continues to believe that it is entitled to full recovery of these FERC ordered costs and is considering appropriate appellate action.

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

                  C. Royalty Claims and Legal Proceedings

There have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K with regard to royalty claims and legal proceedings.

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

Item 2.  Management's Narrative Analysis of the Results of
       Operations (Filed Pursuant to General Instruction H)

                     Financial Analysis of Operations
             Nine Months Ended September 30, 1994 Compared to
                   Nine Months Ended September 30, 1993

The following discussion should be read in conjunction with the condensed financial statements, notes and management's discussion contained in the Company's 1993 Annual Report on Form 10-K and in the Company's 1994 First and Second Quarter Reports on Form 10-Q and with the condensed financial statements and notes contained in this report.

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

There are various factors which may affect the Company's actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management, and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. The Company's interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with SFV rate design, results in lower operating income in the second and third quarters than in the first and fourth quarters. While the use of SFV rate design limits the Company's opportunity to earn incremental revenues through increased throughput, it also minimizes the Company's fluctuations in revenue due to variations in throughput. The Company believes that under FERC Order 636, with SFV rates and its anticipated transition cost recovery, its rate structure will remain competitive.

Operating and Net Income

Operating income was $17 million lower for the nine months ended September 30, 1994 than for the nine months ended September 30, 1993. The decrease in operating income was primarily due to lower interruptible transportation revenues resulting from the implementation of FERC Order 636, seasonal demand revenues that are lower in the second and third quarters than in the first and fourth quarters, and reserving for a stated pre-tax rate of return under the Company's RP93-106 general rate case, which is lower than that included in the Company's previous rates. Net income was $10 million lower than 1993 for the same reasons that resulted in lower operating income, including the related income tax effects.

As a result of reduced interruptible transportation revenues due to the implementation of FERC Order 636 and the lower stated pre-tax rate of return under the Company's recently settled general rate case, the Company's 1994 annual operating income will be lower than the prior year.

Operating Revenues

Operating revenues were $44 million lower for the nine months ended September 30, 1994 than for the nine months ended September 30, 1993. The decrease in revenues was primarily a result of lower gas sales revenues due to implementation of FERC Order 636, which ended the Company's bundled sales service. As previously discussed, effective November 1, 1993, substantially all of the Company's unbundled gas sales are managed by its marketing affiliate, TGMC, as agent for the Company.

The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of FERC Order 636. Although long-haul transportation volumes increased, the decrease in average commodity transportation rates, which resulted from the implementation of FERC Order 636, SFV rate design and reduced interruptible transportation revenues, more than offset the effect on transportation revenues of the higher transportation volumes.

Operating Costs and Expenses

Cost of gas sold was $32 million lower for the nine months ended September 30, 1994 than for the nine months ended September 30, 1993. This decrease was primarily due to the implementation of FERC Order 636 and the resultant decrease in gas sales volumes. The Company's operation and maintenance expenses increased $4 million, due primarily to a third quarter 1993 adjustment for income taxes refundable to customers as a result of an increase in federal tax rates. Administrative and general expenses decreased $2 million due primarily to a reduction in the Company's reserve for uncollectible accounts, partially offset by higher costs of post-retirement benefits other than pensions, which are included in rates, and to agency fees paid to TGMC for management of unbundled gas sales.

System Deliveries

As shown in the table below, the Company's total mainline deliveries for the nine months ended September 30, 1994 increased 37.6 Bcf, or 9.2%, as compared to the nine months ended September 30, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis during the first quarter of 1994 in the Company's primary market area. While presently not adding significantly to the Company's operating income, this increase shows the strength of the Company's franchise.

                                                        Nine Months
                                                    Ended September 30,
      System Deliveries (Bcf):                        1994     1993

   Sales                                               -        47.1
   Long-haul transportation                           447.9    363.2
      Total mainline deliveries                       447.9    410.3
   Short-haul transportation                          145.5    156.2
      Total system deliveries                         593.4    566.5

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

Accordingly, as one of the options to achieve these goals, Transco, on November 10, 1994, announced its plans to file with the FERC to transfer the assets of the Company to a partnership. The partnership structure, if approved, will provide financing flexibility to the Company and flexibility to Transco if Transco chooses to monetize a part of its ownership in the Company. It is Transco's intention to retain operational control of the Company to preserve the synergies between the Company and TGPL and maintain the high-quality services the Company's customers enjoy. It is anticipated that this filing will be made during the fourth quarter of 1994.

Financing

As discussed in Note D of the Notes to Condensed Financial Statements, certain of Transco's credit facilities prohibit the Company, from among other things, incurring or guaranteeing any additional indebtedness (except for indebtedness incurred to refinance existing indebtedness), issuing preferred stock or advancing cash to affiliates other than Transco. Further, these credit facilities and Transco's indentures contain restrictive covenants which could limit Transco's ability to make additional borrowings, and, therefore, under certain circumstances, its ability to repay advances or make capital contributions to the Company.

Cash Flows and Capitalization

Net cash inflows from operating activities for the nine months ended September 30, 1994 were $4 million below the nine months ended September 30, 1993, primarily as a result of a lower reduction in receivables, higher reduction in payables, reduced net income and payments for GSR costs and to former sales customers in resolution of FERC Order 528 flowthrough proceedings, partially offset by the 1994 collection of amounts reserved for RP93-106 rate refunds and the 1993 payment of RP90-104 rate refunds.

Net cash outflows from financing activities for the nine months ended September 30, 1994 were $6 million below the nine months ended September 30, 1993, primarily due to decreased dividends paid to Transco, partially offset by the net effects of the Company's debt repayment and proceeds from its April 1994 debt issue.

Net cash flows from investing activities for the nine months ended September 30, 1994 were approximately $1 million lower than the nine months ended September 30, 1993, primarily due to increased capital expenditures partially offset by higher net repayments by Transco of cash advanced to Transco under Transco's cash management program.

The Company's capital expenditures for the first nine months of 1994 were $33 million, including $28 million for maintenance of existing facilities and $5 million for market expansion projects. Capital expenditures for the first nine months of 1993 were $22 million, including $18 million for maintenance of existing facilities and $4 million for market expansion projects.

The Company's debt as a percentage of total capitalization was 29% at September 30, 1994. Due to the maturity of the Company's 10% Debentures in 1994, debt, net of current maturities, was 14% of total capitalization at December 31, 1993.

Transition Cost Recoveries

The Company continues to make quarterly filings to recover its GSR costs as such costs are paid. As of September 30, 1994, the Company had paid or committed to pay $44.4 million for GSR costs and had recovered $7.6 million of such costs.

Pursuant to FERC Order 636, the Company terminated its PGA clause on November 1, 1993. The Company's right to file for future recovery, via additional direct billings, of pre-November 1, 1993 adjustments to purchased gas costs, expired on July 31, 1994. The Company filed for an extension of the July 31, 1994 deadline to permit recovery of amounts not yet resolved under certain contracts in litigation or pending settlements. On August 26, 1994 the FERC issued an order granting an extension of the deadline to October 31, 1995 or 90 days after the final nonappealable resolution of any litigation, arbitration, or administrative proceeding.

            Other Future Capital Requirements and Contingencies

The Company's future capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K. Other than described in Note B of the Notes to Condensed Financial Statements and below, there have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K or the Company's 1994 First and Second Quarter Reports on Form 10-Q, with regard to other future capital requirements and contingencies.

Rate Matters

On September 21, 1994, the FERC issued an "Order Approving Settlement" accepting the settlement as filed with no significant modifications, which became final October 21, 1994. The Company has provided a reserve which it believes is adequate for refunds, including interest, that will be required. As of September 30, 1994, such refunds, which are currently expected to be made in December 1994, were estimated to be approximately $40 million, including interest. Interest will continue to accrue until all refunds are made.

On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which, pursuant to a FERC suspension order issued October 28, 1994, will be effective April 1, 1995, subject to refund. This rate change reflects a requested annual revenue increase of approximately $66.9 million, based on the filed rate. The increase is primarily attributable to increase in the utility rate base, operating expenses, and rate of return and related taxes.

Under FERC Order 94-A, on October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 Order. The Company intends to assert all available legal rights and remedies to stay the Order's requirement to make refunds by November 17, 1994 of $13.5 million, plus interest. The Company continues to believe that it is entitled to full recovery of these FERC ordered costs and is considering appropriate appellate action. The Company has established reserves which it believes are adequate to provide for any costs that may be incurred or refunds that may be required.

                                Conclusion

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities supplemented, when necessary, by repayments of funds advanced to Transco, will provide the Company with sufficient liquidity to meet its capital requirements.

                        PART II - OTHER INFORMATION



Item 5.   Other Events

            (1) On November 10, 1994, Transco announced its plan to file with the FERC to transfer the assets of the Company to a partnership. The partnership structure, if approved, will provide financing flexibility to the Company and flexibility to Transco if Transco chooses to monetize a part of its ownership in the Company. It is Transco's intention to retain operational control of the Company to preserve the synergies between the Company and TGPL and maintain the high-quality services that the Company's customers enjoy. It is anticipated that this filing will be made within the next several weeks.

Item 6.   Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  None.


            (b)   Reports on Form 8-K.

                  None.

                            S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:    November 14, 1994         BY:  /s/ G. D. Lauderdale

                                        G. D. Lauderdale
                                     Senior Vice President
                                       Rates and Finance/
                                           Treasurer

DATE:    November 14, 1994         BY:  /s/ E. J. Ralph

                                         E. J. Ralph
                                Vice President and Controller