Form 10-Q
period 1995-03-31
TEXAS GAS TRANSMISSION CORP
filed 1995-05-15
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1995

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of May 12, 1995

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)  and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      TEXAS GAS TRANSMISSION CORPORATION

                                     INDEX



                                                                  Page
                                                                 Number

Part I.  Financial Information

Item 1.  Financial Statements...................................    3

Post-acquisition and Pre-acquisition Operations:
   Condensed Balance Sheets at
      March 31, 1995 and December 31, 1994......................  4-5

   Condensed Statements of Income
      For the Period January 18, 1995 to March 31, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Three Months Ended March 31, 1994 ................    6

   Condensed Statements of Cash Flows
      For the Period January 18, 1995 to March 31, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Three Months Ended March 31, 1994 ................    7

   Notes to Condensed Financial Statements...................... 8-13

Item 2.  Management's Narrative Analysis of
         the Results of Operations..............................14-18

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K ........................   19

Signatures......................................................   20

                        PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

Company or group of companies for which report is filed:

TEXAS GAS TRANSMISSION CORPORATION


The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1994 Annual Report on Form 10-K.

The acquisition of the Company and its parent company, Transco Energy Company, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                        Post-Acquisition     Pre-Acquisition
                                           March 31,           December 31,
                     ASSETS                  1995                 1994
Current Assets:
  Cash and temporary cash investments     $       79         $      885
  Receivables:
    Trade                                     32,507              8,227
    Affiliates                                 4,323             15,616
    Other                                        806              1,038
  Advances to affiliates                      42,128             27,963
  Transportation and exchange gas
    receivable                                 5,661              8,451
  Costs recoverable from customers:
    Gas purchase                               8,910              9,270
    Gas supply realignment                    47,730             26,710
    Other                                     23,218             22,451
  Inventories                                 14,552             15,183
  Other                                        1,922              3,535
    Total current assets                     181,836            139,329
Advances to Affiliates                       125,000            124,000
Investments, at Cost                           2,156              2,552
Property, Plant and Equipment, at cost:
  Natural gas transmission plant             881,097            873,407
  Less -- Accumulated depreciation and
    amortization                               9,503            217,580
  Property, plant and equipment, net         871,594            655,827
Other Assets:
  Gas stored underground                      93,772             90,653
  Other                                       79,665             42,345
    Total other assets                       173,437            132,998
    Total Assets                          $1,354,023         $1,054,706


   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company and its parent company, Transco Energy Company, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                        Post-Acquisition     Pre-Acquisition
                                           March 31,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY         1995                  1994
Current Liabilities:
  Payables:
    Trade                               $      3,609         $    8,979
    Affiliates                                 8,834              3,219
    Other                                     10,423             14,517
  Advances from affiliates                     1,840              1,769
  Transportation and exchange gas
    payable                                    4,102              5,856
  Accrued liabilities                         53,285             41,247
  Accrued gas supply realignment costs        40,000               -
  Costs refundable to customers               16,364             11,443
  Deferred income taxes                        2,823              2,742
  Reserve for regulatory and rate matters     16,447             16,258
    Total current liabilities                157,727            106,030
Long-Term Debt                               252,984            246,442
Other Liabilities and Deferred Credits:
  Income taxes refundable to customers         5,198              6,827
  Deferred income taxes                      120,458             41,911
  Other                                       79,597             40,771
    Total other liabilities and deferred
      credits                                205,253             89,509
Stockholder's Equity:
  Common stock, $1.00 par value, 1,000 shares
    authorized, issued and outstanding             1                  1
  Premium on capital stock and other paid-in
    capital                                  726,251            584,712
  Retained earnings                           11,807             28,012
    Total stockholder's equity               738,059            612,725
    Total Liabilities and Stockholder's
      Equity                              $1,354,023         $1,054,706



   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company and its parent company, Transco Energy Company, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)

                                Post-Acquisition       Pre-Acquisition
                                                For the Period
                                For the Period    January 1,  For the Three
                                January 18, 1995   1995 to    Months Ended
                                  to March 31,    January 17,    March 31,
                                     1995           1995           1994
Operating Revenues:
  Gas sales                       $    14,272    $    3,239    $  42,925
  Gas transportation                   66,810        15,932       90,668
  Other                                   396           130          645
   Total operating revenues            81,478        19,301      134,238

Operating Costs and Expenses:
  Cost of gas sold                     14,160         3,188       41,898
  Cost of transportation of gas by
    others                              8,039         2,134       17,290
  Operation and maintenance            11,009         2,433       12,894
  Administrative and general           12,820         3,058       17,359
  Provision for executive severance
    benefits                             -            6,772         -
  Depreciation and amortization         9,503         1,779        9,807
  Taxes other than income taxes         2,953           721        3,816
   Total operating costs and expenses  58,484        20,085      103,064

Operating Income                       22,994         (784)       31,174

Other (Income) Deductions:
  Interest expense                      4,634         1,122        6,447
  Interest income                      (2,410)         (560)      (2,467)
  Miscellaneous other deductions          488            84          769
   Total other (income) deductions      2,712           646        4,749

Income Before Income Taxes             20,282        (1,430)      26,425

Provision for Income Taxes              8,475         1,884       10,462

Net Income (Loss)                 $    11,807    $  (3,314)    $  15,963


   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company and its parent company, Transco Energy Company, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   Post-Acquisition        Pre-Acquisition
                                                    For the Period
                                    For the Period    January 1,  For the Three
                                   January 18, 1995    1995 to     Months Ended
                                     to March 31,     January 17,    March 31,
                                        1995            1995           1994


Cash Flows From Operating Activities:
  Net income (loss)                     $ 11,807      $  (3,314)   $ 15,963
  Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization          9,849          1,856      10,252
Deferred income taxes                      1,428           (695)     (3,845)
    Nonrecoverable producer settlements      -             -           (512)
  Decrease (increase) in:
    Receivables                           (3,678)        (9,078)     10,548
    Transportation and exchange gas
      receivable                           1,240          1,551         916
    Inventories                              514            117        (226)
    Deferred gas costs                     5,466            256       2,412
    Regulatory assets                      1,503          1,379     (11,077)
    Other current assets                   1,200            413         795
  Increase (decrease) in:
    Payables                              (2,327)        (1,523)    (25,148)
    Transportation and exchange gas
      payable                               (164)        (1,590)      4,724
    Accrued liabilities                    3,774          6,199        (292)
    Reserve for regulatory and rate
      matters                                153             36      15,962
    Other current liabilities              4,711            210       3,913
  Other, net                              (1,674)        (1,809)      5,953
       Net cash from operating activities 33,802         (5,992)     30,338
Cash Flows From Financing Activities:
  Advances from affiliates, net               13             59          (2)
  Dividends on common stock                 -              -        (10,835)
       Net cash from financing activities     13             59     (10,837)
Cash Flows From Investing Activities:
  Property, plant and equipment,
    net of equity AFUDC                  (11,872)        (1,905)     (5,509)
  Advances to affiliates, net            (23,016)         7,852     (14,040)
  Other, net                                 236             17         166
    Net cash from investing activities   (34,652)         5,964     (19,383)
Net Increase (Decrease) in Cash and
  Cash Equivalents                          (837)            31         118
Cash and Cash Equivalents at Beginning
  of Period                                  916            885         292
Cash and Cash Equivalents at End
  of Period                             $     79      $     916    $    410

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount
      capitalized)                      $   -         $   4,856   $   4,832
    Income taxes, net                       -            (7,395)      8,537

   The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                      A.  CORPORATE STRUCTURE AND CONTROL
                           AND BASIS OF PRESENTATION

Corporate Structure and Control

Prior to May 1, 1995, Texas Gas Transmission Corporation (the Company) was a wholly owned subsidiary of Transco Gas Company (TGC), which is a wholly owned subsidiary of Transco Energy Company (Transco). Effective May 1, 1995, Transco became a wholly owned subsidiary of The Williams Companies, Inc. (Williams) (see discussion below). As used herein, the term Williams refers to The Williams Companies, Inc. and its wholly owned subsidiaries; Transco refers to Transco Energy Company and its wholly owned subsidiaries; the term TGMC refers to Transco Gas Marketing Company, a wholly owned subsidiary of Transco, and its wholly owned subsidiary companies; and the term TGPL refers to Transcontinental Gas Pipe Line Corporation, a wholly owned subsidiary of TGC, unless the context otherwise requires.

As discussed in the Company's 1994 Annual Report on Form 10-K, in December 1994, Transco and Williams entered into a merger agreement (Merger Agreement) pursuant to which Williams agreed to commence a cash tender offer to acquire up to 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $17.50 per share. The cash offer would then be followed by a stock merger (Merger) in which shares of Transco's common stock not purchased in the tender offer would be exchanged for 0.625 of a share of Williams' common stock and 0.3125 attached Williams' preferred stock purchase rights.

Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. The conversion of the remainder of the outstanding shares of Transco's common stock to Williams' common stock was approved by a majority of Transco's stockholders on April 28, 1995. The conversion occurred at the effective date of the Merger which was May 1, 1995.

On May 1, 1995, Transco paid as a dividend to Williams all of Transco's interests in its principal operating subsidiaries, including the Company.

Basis of Presentation

The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1994 Annual Report on Form 10-K.

As a subsidiary of Transco, the Company had engaged in transactions with Transco and other Transco subsidiaries, characteristic of group operations. For consolidated cash management purposes, the Company had made interest-bearing advances to Transco. These advances were represented by demand notes payable to the Company. Those amounts that the Company anticipated Transco would repay in the next twelve months were classified as current assets, while the remainder were classified as noncurrent. According to Transco's general corporate policy, the interest rate on intercompany demand notes is 1 1/2% below the prime rate of Citibank, N.A.

Effective  May  1,  1995, the Company began participation  in  Williams'  cash management program. On that date, the balance of the advances due from Transco were transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. According to Williams' general corporate policy, the interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%.

The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, a preliminary allocation of the purchase price was assigned to the assets and liabilities of Transco, including the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of 100% of the estimated purchase price, even though Williams owned only 60% of Transco at March 31, 1995, due to the certainty of Williams closing on the remaining 40% on May 1, 1995. Retained earnings and accumulated depreciation and amortization were eliminated on this date and the Company's assets and liabilities were adjusted to their estimated fair values. The estimated purchase price allocation to the Company primarily consisted of a $200 million allocation to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The accounting for the effects of the acquisition included recognizing the difference between the plan assets and the benefit obligations related to postretirement benefits other than pensions and pension benefits. The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs.

Shown below is the effect of the acquisition on retained earnings and paid-in capital for the first quarter of 1995.

                                    Retained Earnings    Paid-In Capital
   Pre-Acquisition
   Balance, December 31, 1994          $  28,012           $ 584,712
   Net loss                               (3,314)               -
   Balance, January 17, 1995              24,698             584,712

   Acquisition adjustment to eliminate
     retained earnings                   (24,698)             24,698
   Acquisition adjustment to record
     assets and liabilities at fair
     value                                  -                116,841

   Post-Acquisition
   Balance, January 18, 1995                -                726,251
   Net income                             11,807                -
   Balance, March 31, 1995             $  11,807           $ 726,251


Included in property, plant and equipment at March 31, 1995 is an aggregate of $391 million related to amounts in excess of the original cost of the regulated facilities, which is being amortized over the estimated useful lives of these assets at approximately $10 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

Williams is continuing to evaluate its purchase price allocation. Therefore, the Company's Condensed Balance Sheet as of March 31, 1995 and Condensed Statement of Income for the period January 18, 1995 to March 31, 1995 have been prepared based on a preliminary allocation of the purchase price pending the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on the Company's condensed financial statements.

The accompanying condensed financial statements were prepared in accordance with Securities and Exchange Commission guidelines. Therefore, as a result of the change in control of the Company to Williams on January 18, 1995, the Condensed Statement of Income and Condensed Statement of Cash Flows for the three months ended March 31, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

                        B.  REGULATORY AND RATE MATTERS

There have been no new reportable developments from those described in the 1994 Annual Report on Form 10-K other than described below.

FERC Order 636

As discussed in the Company's 1994 Annual Report on Form 10-K, the Company restructured its business to implement the provisions of FERC Order 636, effective November 1, 1993. FERC Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs, which, for the Company, are primarily related to gas supply realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to the Company's monthly gas auction process and unrecovered purchased gas costs. Therefore, the Company believes that any transition costs incurred should be recovered from its customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred, and the time when those costs may be recovered from customers. As such, the Company has recorded regulatory assets for the expected future recovery of its estimated transition costs. The Company files for recovery of these costs as such costs are paid. Certain parties are, however, challenging the Company's right to fully recover its GSR costs. Settlement proceedings are pending at the FERC.

The Company currently estimates its GSR costs under FERC Order 636 to be approximately $90 million. As of March 31, 1995, the Company had paid $48.6 million of such costs, as discussed below in "Gas Supply Realignment Costs," and has recorded a liability of approximately $40 million as the amount of estimated remaining gas supply realignment costs.

Pursuant to FERC Order 636, the Company terminated its Purchased Gas Adjustment (PGA) clause on November 1, 1993. The Company's right to file for future recovery, via additional direct billings, of certain costs in dispute has been extended until the later of October 31, 1995 or 90 days after the final nonappealable resolution of any litigation, arbitration or administrative proceeding. During 1994, the Company made filings to recover $12.3 million of pre-November 1, 1993 unrecovered purchased gas costs. Another filing was made in March 1995 to recover an additional $6.5 million of pre-November 1, 1993 unrecovered purchased gas costs as allowed by the FERC extension order.

Although no assurances can be given, the Company does not believe the implementation of FERC Order 636 will have a material adverse effect on its financial position, results of operations or net cash flows.

General Rate Issues

On September 30, 1994, the Company filed a general rate case (Docket No. RP94-
423) which became effective April 1, 1995, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $66.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. Settlement proceedings are on-going with the FERC staff and interveners.

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

Through March 31, 1995, the Company had paid a total of $48.6 million for GSR costs, primarily as a result of the contract terminations. Pursuant to FERC Order 636, the Company may file to recover 100% of these costs as GSR costs. Certain parties are, however, challenging the Company's right to fully recover its GSR costs. Settlement proceedings are pending at the FERC.

Through the first quarter of 1995, the Company had made filings to recover $45.8 million, plus interest, of GSR costs pursuant to the transition cost recovery provisions of FERC Order 636 and the Company's FERC-approved Gas Tariff. Ninety percent of the Company's GSR costs is expected to be recovered via demand surcharges on its firm transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. The Company makes quarterly filings to allow recovery of these amounts as such costs are paid.

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

                             C.  LEGAL PROCEEDINGS

There have been no new reportable developments from those described in the 1994 Annual Report on Form 10-K other than described below.

On March 3, 1995, Ergon, Inc. and Ergon Exploration, Inc. (Ergon) filed a lawsuit against the Company in the U.S. District Court, West District Louisiana, Case No. 95-0381, seeking approximately $45,000 in damages for gas purchased in calendar year 1994, a declaratory judgment concerning the proper construction of the pricing provisions of a gas purchase contract, unspecified future damages and, alternatively, a reformation of or rescission of an agreement amending the gas purchase contract. The Company is currently recovering costs incurred under subject contract as GSR costs pursuant to FERC Order 636 and anticipates continued recovery of any future amounts. Although no assurances can be given, the Company believes that the resolution of this issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

Item 2.  Management's Narrative Analysis of the Results of Operations
             (Filed Pursuant to General Instruction H)

                                 Introduction

As discussed in Note A, the Company has been acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the estimated effects of the acquisition were pushed down and recorded on the books and records of the Company. The estimated purchase price allocation to the Company primarily consisted of a $200 million allocation to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at March 31, 1995 includes an aggregate of $391 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated remaining useful lives of the assets at approximately $10 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

The pushdown of the acquisition affects the comparability of the Company's pre-
and  post-acquisition  results  of operations  and  financial  position.   The
following analysis represents a pro forma comparison of the full first quarters of the current and prior years, with disclosure of material variances due to the acquisition.


                       Financial Analysis of Operations
                 Three Months Ended March 31, 1995 Compared to
                       Three Months Ended March 31, 1994

Operating and Net Income

Operating income was $9 million lower for the three months ended March 31, 1995 than for the three months ended March 31, 1994. The decrease in operating income was primarily due to a 1995 pre-acquisition provision for executive severance benefits of $7 million related to the merger and higher amortization expense of $2 million due to the estimated purchase price allocation to property, plant and equipment. Compared to 1994, net income was $7 million lower due to the same reasons discussed above and the lack of tax benefits associated with the provision for executive severance benefits.

Operating Revenues

Operating revenues decreased $33 million primarily due to lower merchant sales of $24 million, primarily due to the loss of two customers and lower gas prices. As discussed in Note B, the Company's gas sales have no impact on its results of operations. Lower transportation rates, due partially to lower cost of transportation of gas by others, and, to a lesser extent, lower transportation throughput, also contributed to decreased operating revenues.

System Deliveries

Mainline deliveries were 188.9 Bcf and 192.2 Bcf for the first quarter of 1995 and 1994, respectively. Short-haul deliveries also decreased; however, the revenues associated with short-haul transportation volumes are not material to the Company.

Operating Costs and Expenses

Operating expenses decreased $24 million primarily due to lower merchant gas purchases of $23 million and lower transportation of gas by others expense of $7 million, which were partially offset by a 1995 pre-acquisition provision for executive severance benefits of $7 million related to the merger and higher amortization expense of $2 million due to the estimated purchase price allocation to property, plant and equipment on January 18, 1995.

Competition

Future utilization of the Company's pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. The Company believes that under FERC Order 636, with SFV rates, its rate structure will continue to remain competitive and surcharges for recovery of its total transition costs will not make its rates noncompetitive in its market as competitor pipelines are believed to have transition costs also to be recovered in their rates. The Company and its primary market area competitors (ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company and Midwestern Gas Transmission Company) all employ SFV rate design for firm transportation as mandated by FERC Order 636.

The end-use markets of several of the Company's customers have the ability to switch to alternative fuels. To date, however, losses from fuel switching have not been significant.

There are various factors which may effect the Company's actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. The Company's interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with Straight Fixed Variable (SFV) rate design, results in lower operating income in the second and third quarters of the year. While the use of SFV rate design limits the Company's opportunity to earn incremental revenues through increased throughput, it also minimizes the Company's fluctuations in revenue due to variations in throughput.

                        Capital Resources and Liquidity

Financing

On May 1, 1995, Transco paid as a dividend to Williams all of Transco's interests in its principal operating subsidiaries, including the Company.

Williams has indicated that it intends to maintain and expand the existing core businesses of Transco, including the Company, and to promptly pursue new business opportunities made available as a result of the merger. In order to prepare for these opportunities, the following actions were taken.

In February 1995, Transco's $450 million working capital line used for consolidated cash management purposes was replaced by an $800 million credit agreement among Williams and certain of its subsidiaries, TGPL, the Company, and Citibank, N.A. as agent and the Banks named therein under which the Company may borrow up to $200 million.

Effective  May  1,  1995, the Company began participation  in  Williams'  cash management program. On that date, the balance of the advances due from Transco were transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. According to Williams' general corporate policy, the interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%.

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

Cash Flows and Capitalization

Net  cash  inflows from operating activities for the three months ended  March
31, 1995 were $3 million below the three months ended March 31, 1994, primarily as a result of the January 1995 termination of the program to sell receivables, partially offset by a reduction in cash outflows for payables, the payment of GSR costs in the first quarter of 1994 and the collection through rates of GSR costs in the first quarter of 1995.

Net cash flows from financing activities for the three months ended March 31, 1995 increased $11 million from the three months ended March 31, 1994, due to a decrease in dividends paid.

Net  cash outflows from investing activities for the three months ended  March
31, 1995 were $9 million greater than the three months ended March 31, 1994, primarily due to an increase in capital expenditures and an increase in cash advanced to Transco under Transco's cash management program.

The Company's capital expenditures for the first three months of 1995 were $14 million, including $13 million for maintenance of current facilities and $1 million for market expansion projects. Capital expenditures for the first three months of 1994 were $6 million, including $3 million for maintenance of current facilities and $3 million for market expansion projects.

The Company participated in a program with Transco to sell trade receivables without recourse. This program was terminated in January 1995, with the expectation that at some future time Williams will replace it with a new receivables program.

The Company's debt as a percentage of total capitalization at March 31, 1995 and December 31, 1995 was 26% and 29%, respectively.

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

Gas Supply Realignment Cost Recoveries

Through March 31, 1995, the Company had paid a total of $48.6 million for GSR costs, primarily as a result of contract terminations. Pursuant to FERC Order 636, the Company may file to recover 100% of these costs as GSR costs. Certain parties are, however, challenging the Company's right to fully recover its GSR costs. Settlement proceedings are pending at the FERC.

Through the first quarter of 1995, the Company had made filings to recover $45.8 million, plus interest, of GSR costs pursuant to the transition cost recovery provisions of FERC Order 636 and the Company's FERC-approved Gas Tariff. Ninety percent of the Company's GSR costs is expected to be recovered via demand surcharges on its firm transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. The Company makes quarterly filings to allow recovery of these amounts as such costs are paid.


              Other Future Capital Requirements and Contingencies

There have been no new reportable developments from those described in the 1994 Annual Report on Form 10-K or in the Notes to Condensed Financial Statements contained in Item 1 other than described below.

A Transportation Cost Adjustment (TCA) was made effective with the approval of the Company's general rate case, Docket No. RP93-106, on October 21, 1994. As the Company has filed a new rate case, Docket No. RP94-423, effective April 1, 1995, a refund of the overrecovered TCA amounts relating to the previous rate case will be required during the second quarter of 1995. The Company estimates the refund will be in the range of $10 million to $15 million, for which a reserve has been established.

                                  Conclusion

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities supplemented, when necessary, by repayments of funds advanced to Williams, will provide the Company with sufficient liquidity to meet its capital requirements. If necessary, the Company also expects to be able to access public and private capital markets to finance its capital requirements.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K

               The Company filed Form 8-K, Current Report dated April 18, 1995, stating that it is replacing Arthur Andersen LLP with Ernst & Young LLP, the independent public accountants of The Williams Companies, Inc.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:    May 12, 1995          BY:  /s/ G. D. Lauderdale
                                   ------------------------------
                                        G. D. Lauderdale
                                     Senior Vice President
                                      and General Manager


DATE:    May 12, 1995          BY:  /s/ E. J. Ralph
                                   ------------------------------
                                        E. J. Ralph
                                  Vice President of Finance
                                        and Controller