Form 10-Q
period 1995-06-30
TEXAS GAS TRANSMISSION CORP
filed 1995-08-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of August 11, 1995

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)  and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      TEXAS GAS TRANSMISSION CORPORATION

                                     INDEX



                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements.....................................   3

Post-acquisition and Pre-acquisition Operations:
   Condensed Balance Sheets at
      June 30, 1995 and December 31, 1994.......................   4-5

   Condensed Statements of Income
      For the Three Months Ended June 30, 1995 and 1994 ........     6

      For the Period January 18, 1995 to June 30, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Six Months Ended June 30, 1994....................     7

   Condensed Statements of Cash Flows
      For the Period January 18, 1995 to June 30, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Six Months Ended June 30, 1994....................     8

   Notes to Condensed Financial Statements......................  9-14

Item 2.  Management's Narrative Analysis of
         the Results of Operations.............................. 15-16

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K.........................    17

Signatures......................................................    18

                        PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

Company or group of companies for which report is filed:

TEXAS GAS TRANSMISSION CORPORATION


     The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1994 Annual Report on Form 10-K and the Company's 1995 First Quarter Report on Form 10-Q.

The acquisition of the Companyby The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)
                                        Post-Acquisition     Pre-Acquisition
                                            June 30,           December 31,
                     ASSETS                   1995                1994
Current Assets:
  Cash and temporary cash investments   $        101         $      912
  Receivables:
    Trade                                     21,472              8,227
    Affiliates                                11,596             15,616
    Other                                        675              1,011
  Advances to affiliates                      52,704             27,963
  Transportation and exchange gas receivable   3,245              8,451
  Costs recoverable from customers:
    Gas purchase                               2,247              9,270
    Gas supply realignment                    31,348             26,710
    Other                                     14,910             22,451
  Inventories                                 14,692             15,183
  Deferred income tax benefits                 9,044               -
  Other                                        1,858              3,535
    Total current assets                     163,892            139,329
Advances to Affiliates                       125,981            124,981
Investments, at Cost                           1,764              1,631
Property, Plant and Equipment, at cost:
  Natural gas transmission plant             880,476            873,407
  Less -- Accumulated depreciation and
    amortization                              10,888            217,580
  Property, plant and equipment, net         869,588            655,827
Other Assets:
  Gas stored underground                     108,305             90,653
  Costs recoverable from customers            73,501             14,254
  Other                                       16,857             28,031
    Total other assets                       198,663            132,938
    Total Assets                        $  1,359,888         $1,054,706


   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)
                                        Post-Acquisition     Pre-Acquisition
                                            June 30,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY          1995                1994
Current Liabilities:
  Payables:
    Trade                                 $    2,840         $    8,979
    Affiliates                                23,060              3,219
    Other                                      2,558             14,517
  Advances from affiliates                     1,777              1,769
  Transportation and exchange gas payable     10,647              5,856
  Accrued liabilities                         45,028             41,247
  Accrued gas supply realignment costs        18,851               -
  Costs refundable to customers                1,443             11,443
  Deferred income taxes                         -                 2,742
  Reserve for regulatory and rate matters     20,288              9,734
    Total current liabilities                126,492             99,506
Long-Term Debt                               252,693            246,442
Other Liabilities and Deferred Credits:
  Income taxes refundable to customers         5,236              6,827
  Deferred income taxes                      126,960             41,911
  Postretirement benefits other than
    pensions                                  57,957               -
  Other                                       51,963             47,295
    Total other liabilities and deferred
      credits                                242,116             96,033
Contingent Liabilities and Commitments          -                  -
Stockholder's Equity:
  Common stock, $1.00 par value, 1,000
    shares authorized, issued and outstanding      1                  1
  Premium on capital stock and other paid-in
    capital                                  723,539            584,712
  Retained earnings                           15,047             28,012
    Total stockholder's equity               738,587            612,725
    Total Liabilities and Stockholder's
      Equity                              $1,359,888         $1,054,706



   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)
                                           Post-Acquisition    Pre-Acquisition
                                            For the Three       For the Three
                                            Months Ended        Months Ended
                                            June 30, 1995       June 30,1994
Operating Revenues:
  Gas sales                                  $   12,071        $    30,464
  Gas transportation                             59,914             63,531
  Other                                             881                482
   Total operating revenues                      72,866             94,477

Operating Costs and Expenses:
  Cost of gas sold                               12,007             29,932
  Cost of transportation of gas by others        10,485             10,986
  Operation and maintenance                      14,051             14,956
  Administrative and general                     13,568             14,994
  Depreciation and amortization                   9,738             11,072
  Taxes other than income taxes                   3,616              3,546
   Total operating costs and expenses            63,465             85,486

Operating Income                                  9,401              8,991

Other (Income) Deductions:
  Interest expense                                5,703              7,159
  Interest income                                (3,164)            (2,907)
  Miscellaneous other (income) deductions           504                (12)
   Total other (income) deductions                3,043              4,240

Income Before Income Taxes                        6,358              4,751

Provision for Income Taxes                        3,118              1,992

Net Income                                   $    3,240        $     2,759


   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)
                               Post-Acquisition          Pre-Acquisition
                                                   For the
                                    For the        Period
                                    Period        January 1,    For the Six
                               January 18, 1995    1995 to      Months Ended
                                  to June 30,     January 17,     June 30,
                                     1995           1995           1994
Operating Revenues:
  Gas sales                       $    26,343    $    3,239    $  73,389
  Gas transportation                  126,724        15,932      154,199
  Other                                 1,277           130        1,127
   Total operating revenues           154,344        19,301      228,715

Operating Costs and Expenses:
  Cost of gas sold                     26,167         3,188       71,830
  Cost of transportation of gas by
    others                             18,524         2,134       28,276
  Operation and maintenance            25,060         2,433       27,850
  Administrative and general           26,891         3,086       32,778
  Provision for executive severance
    benefits                             -            6,772         -
  Depreciation and amortization        19,241         1,779       20,879
  Taxes other than income taxes         6,569           721        7,362
   Total operating costs and expenses 122,452        20,113      188,975

Operating Income                       31,892          (812)      39,740

Other (Income) Deductions:
  Interest expense                     10,337         1,122       13,606
  Interest income                      (5,574)         (560)      (5,374)
  Miscellaneous other deductions          489            56          332
   Total other (income) deductions      5,252           618        8,564

Income  (Loss) Before Income Taxes     26,640        (1,430)      31,176

Provision for Income Taxes             11,593         1,884       12,454

Net Income (Loss)                 $    15,047    $  (3,314)    $  18,722


   The accompanying condensed notes are an integral part of these condensed financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying condensed financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)
                                   Post-Acquisition          Pre-Acquisition
                                                       For the
                                        For the        Period
                                        Period        January 1,    For the Six
                                   January 18, 1995    1995 to      Months Ended
                                      to June 30,     January 17,     June 30,
                                         1995           1995           1994

Cash Flows From Operating Activities:
  Net income (loss)                     $  15,047     $ (3,314)   $  18,722
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
    Depreciation and amortization          20,010         1,856      21,767
Deferred income taxes                      (8,898)         (695)        318
  Decrease (increase) in:
    Receivables                               190        (9,078)     12,772
    Transportation and exchange gas
      receivable                            3,656         1,551       6,716
    Inventories                               374           117         199
    Deferred gas costs                      4,966           256       2,239
    Regulatory assets                      20,406         1,379     (21,197)
    Other current assets                    1,264           413       1,322
  Increase (decrease) in:
    Payables                                3,266        (1,523)    (34,939)
    Transportation and exchange gas
      payable                               6,382        (1,590)     (1,699)
    Accrued liabilities                    16,818         6,199     (16,882)
    Reserve for regulatory and rate
      matters                                 380            36      21,903
    Other current liabilities             (10,209)          210       4,822
  Other, net                              (25,182)       (1,816)      7,348
       Net cash from operating activities  48,470        (5,999)     23,411
Cash Flows From Financing Activities:
  Advances from affiliates, net               (51)           59          83
  Dividends on common stock                  -             -        (17,490)
  Long-term debt - repayment                 -             -       (150,000)
                 - borrowing                 -             -        150,000
       Net cash from financing activities     (51)           59     (17,407)
Cash Flows From Investing Activities:
  Property, plant and equipment,
    net of AFUDC                          (18,295)       (1,898)    (15,710)
  Advances to affiliates, net             (33,593)        7,852      10,591
  Other, net                                2,627            17         (63)
    Net cash from investing activities    (49,261)        5,971      (5,182)
Net Increase (Decrease) in Cash and Cash
  Equivalents                                (842)           31         822
Cash and Cash Equivalents at Beginning of
  Period                                      943           912         319
Cash and Cash Equivalents at End of
  Period                                $     101     $     943   $   1,141

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount
      capitalized)                      $     6,797   $   4,856   $  12,247
    Income taxes, net                        10,770      (7,395)     23,274

   The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

A.  General

    Corporate Structure and Control

     Effective May 1, 1995, Texas Gas Transmission Corporation (the Company) became a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, the Company was a wholly owned subsidiary of Transco Gas Company, which was a wholly owned subsidiary of Transco Energy Company (Transco).

    As discussed in the Company's 1994 Annual Report on Form 10-K, in December 1994, Transco and Williams entered into a merger agreement pursuant to which Williams would acquire the entire equity interest of Transco. Pursuant to the merger agreement, on January 18, 1995, Williams accepted for payment approximately 60 percent of Transco's outstanding common stock as a first step in the acquisition. The conversion of the remainder of the outstanding shares of Transco common stock to Williams common stock occurred on May 1, 1995. On that date, Transco paid as a dividend to Williams all of Transco's interest in the Company.

    Basis of Presentation

     The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1994 Annual Report on Form 10-K and the Company's 1995 First Quarter Report on Form 10-Q.

     The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco, including the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the estimated purchase price. Retained earnings and accumulated depreciation and amortization were eliminated on this date, and the Company's assets and liabilities were adjusted to their estimated fair values. The estimated purchase price allocation to the Company primarily consisted of an allocation of approximately $220 million to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The accounting for the effects of the acquisition included recognizing the difference between the plan assets and the benefit obligations related to postretirement benefits other than pensions and pension benefits. The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs.

    Shown below is the effect of the acquisition on retained earnings and paid-in capital for the six months of 1995.

                                    Retained Earnings    Paid-In Capital
   Pre-Acquisition
   Balance, December 31, 1994          $  28,012           $ 584,712
   Net loss                              (3,314)             -
   Balance, January 17, 1995              24,698             584,712

   Acquisition adjustment to eliminate
     retained earnings                  (24,698)              24,698
   Acquisition adjustment to record assets
     and liabilities at fair value        -                  114,129

   Post-Acquisition
   Balance, January 18, 1995             -                   723,539
   Net income                             15,047             -
   Balance, June 30, 1995              $  15,047           $ 723,539


    Included in property, plant and equipment at June 30, 1995 is an aggregate of approximately $394 million related to amounts in excess of the original cost of the regulated facilities, which is being amortized over the estimated useful lives of these assets at approximately $10 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

     Williams is continuing to evaluate its purchase price allocation. The Company's Condensed Balance Sheet as of June 30, 1995 and Condensed Statement of Income for the period January 18, 1995 to June 30, 1995 have been prepared based on an allocation of the purchase price pending the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on the Company's condensed financial statements.

      The accompanying condensed financial statements were prepared in accordance with Securities and Exchange Commission guidelines. Therefore, as a result of the change in control of the Company to Williams on January 18, 1995, the Condensed Statement of Income and Condensed Statement of Cash Flows for the six months ended June 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

     Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

B.  Contingent Liabilities and Commitments

    Regulatory and Rate Matters and Related Litigation

    FERC Order 636

    As discussed in the Company's 1994 Annual Report on Form 10-K, the Company restructured its business to implement the provisions of FERC Order 636, effective November 1, 1993. FERC Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs, which, for the Company, are primarily related to gas supply realignment (GSR) costs, and unrecovered purchased gas costs. Certain parties have challenged the Company's right to fully recover its GSR costs.

     Ongoing settlement discussions in the Company's GSR filings have resulted in the filing of a settlement agreement in July 1995, which would resolve all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100% of its GSR costs up to $50 million, will share in costs incurred between $50 and $80 million, and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. The filed settlement is pending at the FERC.

     Through June 30, 1995, the Company has paid approximately $50 million for GSR costs, primarily as a result of contract terminations, and has recorded a liability of approximately $30 million for its estimated remaining GSR costs. The Company currently files for recovery of these costs as such costs are paid. The Company has recovered approximately $40 million in GSR costs, and, in accordance with the terms of the proposed settlement, the Company has recorded a regulatory asset of approximately $30 million for the estimated future recovery of its GSR costs. Ninety percent of the cost recovery is collected via demand surcharges on the Company's firm transportation rates; the remaining 10% is recovered from interruptible transportation service.

    Additionally, the Company's transition costs include unrecovered purchased gas costs for periods prior to November 1, 1993, pursuant to FERC Order 636. To date, the Company has made filings to recover approximately $18.8 million of such costs. The Company's right to file for future recovery of certain costs has been extended until the later of October 31, 1995 or 90 days after the final nonappealable resolution of any litigation, arbitration or administrative proceeding. Negotiations are ongoing with customers to reach a final settlement on the recovery of these transition costs.

    General Rate Issues

     On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $66.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. Settlement proceedings are ongoing with the FERC staff and interveners.

    During 1994 and 1995, the Company made filings to reflect changes in costs of transportation by others, pursuant to the Transportation Cost Adjustment tracker provisions of its approved tariff. Pursuant to that tariff, on May 31, 1995, the Company refunded $13.3 million of overcollected transportation costs.

     On July 29, 1994, and in rehearing on September 16, 1994, the FERC issued an order accepting a filing made by the Company to resolve its transportation and exchange imbalances pre-dating its implementation of FERC Order 636. Following the parties' agreement as to the allocations, reconciled imbalances will be repaid in cash, or through receipt or delivery of gas, as permitted by operating conditions, by the end of 1995.
1
   FERC Order 94-A

    In 1983, the FERC issued FERC Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing pipelines, including the Company, to direct bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the United States Court of Appeals for the District of Columbia overturned the FERC's authorization for pipelines to directly bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism. In April 1992, the Company filed a settlement with the FERC providing for full recovery of its FERC Order 94-A costs through a reallocation of amounts previously collected from customers. In February 1993, the FERC issued an order approving the settlement.

    In January 1994, the FERC found that it had committed a legal error in allowing the previously mentioned direct bill of FERC Order 94-A costs. The effect of this order, as issued, would be to require the Company to absorb $5.4 million of such costs, for which the Company has provided a reserve. The Company filed for, and was denied, rehearing of this order by the FERC. In November 1994, the Company settled its FERC Order 94-A costs with its customers, except for $9.2 million payable by the Company. The Company continues to believe that it is entitled to full recovery of these FERC-ordered costs and has filed a court appeal. In January 1995, the Company filed a joint motion with Columbia, the party due the remaining refunds, to extend the time for making refunds until the Court rules.

    Royalty Claims and Producer Litigation

    In connection with the Company's renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims, the Company has entered into certain settlements which may require the indemnification by the Company of certain claims for royalties which a producer may be required to pay as a result of such settlements. The Company has been made aware of demands on producers for additional royalties and may receive other demands which could result in claims against the Company pursuant to the indemnification provisions in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and the Company. The Company may file to recover 75% of any such amounts it may be required to pay pursuant to indemnifications for royalties under the provisions of FERC Order 528. The Company has provided reserves for the estimated settlement costs of its royalty claims and litigation.

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

    Environmental Matters

   Since 1989, the Company has had studies underway to test its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that will be incurred over the next three to five years will total approximately $5 million to $7 million. As of June 30, 1995, the Company had a reserve of approximately $6 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

    The Company has used lubricating oils containing polychlorinated biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970's, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. The Company continues to work closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues and has programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $5 million to $7 million range discussed above.

    The Company has either been named as a potentially responsible party (PRP) or received an information request regarding its potential involvement at four Superfund waste disposal sites and one state waste disposal site. The anticipated remediation costs associated with these sites have been included in the $5 million to $7 million range discussed above.

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

    Summary

     While no assurances may be given, the Company does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon the Company's future financial position, results of operations and cash flow requirements.

C.  Banking Arrangements

     In February 1995, the Company entered into an $800 million Revolving Credit Agreement among Williams and certain of its subsidiaries, including the Company, and Citibank, N.A. as agent and the Banks named therein, under which the Company may borrow up to $200 million. Interest rates vary with current market conditions. At June 30, 1995, the Company had no amounts outstanding under this Agreement.

     On May 30, 1995, the Company entered into a program to sell up to $35 million of trade receivables without recourse. As of June 30, 1995, there were no outstanding amounts under this facility.

Item 2.  Management's Narrative Analysis of the Results of Operations
             (Filed Pursuant to General Instruction H)

                                 Introduction

     As discussed in Note A, the Company has been acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995.
Williams became a majority owner of Transco effective January 18, 1995, at which date the estimated effects of the acquisition were pushed down and recorded on the books and records of the Company. The estimated purchase price allocation to the Company primarily consisted of an allocation of approximately $220 million to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at June 30, 1995 includes an aggregate of approximately $394 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated remaining useful lives of the assets at approximately $10 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations and financial position. The following analysis represents a pro forma year-to-date comparison of the current and prior years, with disclosure of material variances due to the acquisition.


                       Financial Analysis of Operations
                  Six Months Ended June 30, 1995 Compared to
                        Six Months Ended June 30, 1994

     The Company, in late 1993, implemented seasonal contract demands as a component of its FERC Order 636 menu of services, which results in lower operating income during the second and third quarters than inthe first and fourth quarters of each year.

     Operating income was $9 million lower for the six months ended June 30, 1995 than for the six months ended June 30, 1994. The decrease in operating income was primarily due to a 1995 pre-acquisition provision for executive severance benefits of $7 million related to the merger. Compared to 1994, net income was $7 million lower for the same reason and the lack of tax benefits associated with the provision for executive severance benefits.

     Operating revenues decreased $55 million primarily due to lower merchant sales of $41 million. As a result of the Company's agency agreement with a gas marketing affiliate, gas sales have no impact on the Company's results of operations. Lower transportation rates, due partially to lower cost of transportation of gas by others, and, to a lesser extent, lower transportation throughput, also contributed to decreased operating revenues.

     Operating expenses decreased $46 million primarily due to lower merchant gas purchases of $40 million and lower transportation of gas by others expense of $8 million, which were partially offset by the $7 million pre-acquisition provision discussed above.

     Mainline deliveries were 321.5 TBtu and 329.9 TBtu for the six months of 1995 and 1994, respectively. Short-haul deliveries also decreased; however, the revenues associated with short-haul transportation volumes are not material to the Company.


                       Financial Condition and Liquidity

     As discussed in Note A, on May 1, 1995, Transco paid as a dividend to Williams all of Transco's interest in the Company.

    Williams has indicated that it intends to maintain and expand the existing core businesses of Transco, including the Company, and to promptly pursue new business opportunities made available as a result of the merger. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. The Company expects that Transco's merger with Williams will further enhance its financial and operational strength, as well as allow the Company to take advantage of new opportunities for growth. If necessary, the Company also expects to be able to access public and private capital markets to finance its capital requirements.
In order to prepare for these opportunities, the following actions have been taken.

     In February 1995, Transco's $450 million working capital line used for consolidated cash management purposes was replaced by an $800 million credit agreement among Williams and certain of its subsidiaries, including the Company, and Citibank, N.A. as agent and the Banks named therein under which the Company may borrow up to $200 million. As of June 30, 1995, the Company had no amounts outstanding under this facility.

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

     On May 30, 1995, the Company entered into a program to sell up to $35 million of trade receivables without recourse. As of June 30, 1995, there were no outstanding amounts under this facility.

     The Company's capital expenditures for the first six months of 1995 and 1994 were $20 million and $16 million, respectively.

     The Company's debt as a percentage of total capitalization at June 30, 1995 and December 31, 1994 was 25.5% and 29%, respectively.

On September 30, 1994, the Company filed a general rate case (Docket No. RP94-
423) which was effective April 1, 1995. Rates have been collected, subject to refund, since that date. The Company has established a reserve for the difference between collected rates and estimated settlement rates which it believes is adequate for the refunds that may ultimately be required.

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

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:  August 11, 1995         BY:     /s/ G. D. Lauderdale
       ------------------          ----------------------------
                                        G. D. Lauderdale
                                     Senior Vice President
                                      and General Manager


DATE:  August 11, 1995         BY:     /s/ E. J. Ralph
       ------------------          ----------------------------
                                          E. J. Ralph
                                   Vice President of Finance
                                         and Controller