Form 10-Q
period 1995-09-30
TEXAS GAS TRANSMISSION CORP
filed 1995-11-13
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of November 10, 1995

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)  and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      TEXAS GAS TRANSMISSION CORPORATION

                                     INDEX



                                                              Page
                                                             Number

Part I.  Financial Information

Item 1.  Financial Statements.................................. 3

Post-acquisition and Pre-acquisition Operations:
   Condensed Balance Sheets at
      September 30, 1995 and December 31, 1994 ...............4-5

   Condensed Statements of Income
      For the Three Months Ended September 30, 1995 and 1994 ...6

      For the Period January 18, 1995 to September 30, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Nine Months Ended September 30, 1994  ............7

   Condensed Statements of Cash Flows
      For the Period January 18, 1995 to September 30, 1995,
      For the Period January 1, 1995 to January 17, 1995 and
      For the Nine Months Ended September 30, 1994 .............8

   Notes to Condensed Financial Statements...................9-14

Item 2.  Management's Narrative Analysis of
         the Results of Operations......................... 15-16

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K .......................17

Signatures.....................................................18

                        PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

Company or group of companies for which report is filed:

TEXAS GAS TRANSMISSION CORPORATION


     The condensed financial statements included herein have been prepared by Texas Gas Transmission Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the date and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's discussion contained in the Company's 1994 Annual Report on Form 10-K and the Company's 1995 First and Second Quarter Reports on Form 10-Q.

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


                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)

                                        Post-Acquisition     Pre-Acquisition
                                          September 30,       December 31,
                     ASSETS                   1995               1994
Current Assets:
  Cash and temporary cash investments     $      352         $      912
  Receivables:
    Trade                                      2,214              8,227
    Affiliates                                 2,738             15,616
    Other                                      1,586              1,011
  Advances to affiliates                      87,131             27,963
  Transportation and exchange gas receivable   2,847              8,451
  Costs recoverable from customers:
    Gas purchase                               1,970              9,270
    Gas supply realignment                    29,491             26,710
    Other                                      8,549             22,451
  Inventories                                 14,418             15,183
  Deferred income tax benefits                11,101               -
  Other                                        2,636              3,535
    Total current assets                     165,033            139,329
Advances to Affiliates                       125,981            124,981
Investments, at Cost                           1,772              1,631
Property, Plant and Equipment, at cost:
  Natural gas transmission plant             905,837            873,407
  Less -- Accumulated depreciation and
    amortization                              15,817            217,580
  Property, plant and equipment, net         890,020            655,827
Other Assets:
  Gas stored underground                     104,728             90,653
  Costs recoverable from customers            71,459             14,254
  Other                                       15,769             28,031
    Total other assets                       191,956            132,938
    Total Assets                          $1,374,762         $1,054,706

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


                      TEXAS GAS TRANSMISSION CORPORATION

                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)

                                        Post-Acquisition     Pre-Acquisition
                                          September 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY          1995                1994
Current Liabilities:
  Payables:
    Trade                                 $    6,788         $    8,979
    Affiliates                                16,950              3,219
    Other                                      5,548             14,517
  Advances from affiliates                      -                 1,769
  Transportation and exchange gas payable      5,563              5,856
  Accrued liabilities                         53,043             41,247
  Accrued gas supply realignment costs        18,006               -
  Costs refundable to customers                1,061             11,443
  Deferred income taxes                         -                 2,742
  Reserve for regulatory and rate matters     30,599              9,734
    Total current liabilities                137,558             99,506
Long-Term Debt                               252,377            246,442
Other Liabilities and Deferred Credits:
  Income taxes refundable to customers         5,108              6,827
  Deferred income taxes                      134,649             41,911
  Postretirement benefits other than
    pensions                                  52,945               -
  Other                                       52,710             47,295
    Total other liabilities and deferred
      credits                                245,412             96,033
Contingent Liabilities and Commitments          -                  -
Stockholder's Equity:
  Common stock, $1.00 par value, 1,000 shares
    authorized, issued and outstanding             1                  1
  Premium on capital stock and other paid-in
    capital                                  739,414            584,712
  Retained earnings                             -                28,012
    Total stockholder's equity               739,415            612,725
    Total Liabilities and Stockholder's
       Equity                             $1,374,762         $1,054,706


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


                      TEXAS GAS TRANSMISSION CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                         Post-Acquisition      Pre-Acquisition
                                          For the Three         For the Three
                                          Months Ended          Months Ended
                                        September 30, 1995    September 30, 1994
Operating Revenues:
  Gas sales                                  $   10,445        $    21,045
  Gas transportation                             54,692             54,556
  Other                                             589                322
   Total operating revenues                      65,726             75,923

Operating Costs and Expenses:
  Cost of gas sold                               10,403             20,970
  Cost of transportation of gas by others         9,050              9,925
  Operation and maintenance                      15,476             14,930
  Administrative and general                     12,677             11,896
  Depreciation and amortization                  11,151             10,250
  Taxes other than income taxes                   3,445              2,653
   Total operating costs and expenses            62,202             70,624

Operating Income                                  3,524              5,299

Other (Income) Deductions:
  Interest expense                                5,857              6,976
  Interest income                                (3,382)            (3,363)
  Miscellaneous other  deductions                   744                143
   Total other (income) deductions                3,219              3,756

Income Before Income Taxes                          305              1,543

Provision for Income Taxes                          816                773

Net Income (Loss)                            $     (511)        $      770

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


                      TEXAS GAS TRANSMISSION CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                              Post-Acquisition          Pre-Acquisition
                                                For the Period
                              For the Period      January 1,   For the Nine
                              January 18, 1995      1995 to     Months Ended
                              to September 30,    January 17,   September 30,
                                   1995              1995          1994
Operating Revenues:
  Gas sales                       $    36,788    $    3,239    $  94,434
  Gas transportation                  181,416        15,932      208,755
  Other                                 1,866           130        1,449
   Total operating revenues           220,070        19,301      304,638

Operating Costs and Expenses:
  Cost of gas sold                     36,570         3,188       92,800
  Cost of transportation of gas
    by others                          27,574         2,134       38,201
  Operation and maintenance            40,536         2,433       42,780
  Administrative and general           39,568         3,086       44,674
  Provision for severance benefits       -            6,772         -
  Depreciation and amortization        30,392         1,779       31,129
  Taxes other than income taxes        10,014           721       10,015
   Total operating costs and expenses 184,654        20,113      259,599

Operating Income (Loss)                35,416          (812)      45,039

Other (Income) Deductions:
  Interest expense                     16,194         1,122       20,582
  Interest income                      (8,956)         (560)      (8,737)
  Miscellaneous other deductions        1,233            56          475
   Total other (income) deductions      8,471           618       12,320

Income  (Loss) Before Income Taxes     26,945        (1,430)      32,719

Provision for Income Taxes             12,409         1,884       13,227

Net Income (Loss)                 $    14,536    $   (3,314)   $  19,492


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

                      TEXAS GAS TRANSMISSION CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                 Post-Acquisition          Pre-Acquisition
                                                   For the Period
                                 For the Period      January 1,   For the Nine
                                 January 18, 1995      1995 to     Months Ended
                                 to September 30,    January 17,   September 30,
                                      1995              1995          1994
OPERATING ACTIVITIES:
  Net income (loss)                      $ 14,536      $ (3,314)   $ 19,492
  Adjustments to reconcile to cash
   provided from operations:
    Depreciation and depletion             30,392         1,779      31,129
    Provision for deferred income taxes   (12,867)         (695)      8,661
    Changes in receivables sold            (8,100)      (14,806)    (11,527)
    Changes in receivables                 31,834         2,113      34,633
    Changes in inventories                    648           118        (346)
    Changes in other current assets        34,625         2,048     (18,329)
    Changes in accounts payable            (4,708)       (3,607)    (16,100)
    Changes in accrued liabilities          7,166         4,913     (18,166)
    Other, including changes in non-
        current assets and liabilities     12,649         5,490      (5,839)

    Net cash provided (used) by operating
      activities                          106,175        (5,961)     23,608

FINANCING ACTIVITIES:
  Proceeds from long-term debt               -             -        150,000
  Payment of long-term debt                  -             -       (150,000)
  Dividends and returns of capital        (15,000)         -        (17,490)
  Other -- net                                112            59          77
    Net cash provided (used) by financing
      activities                          (14,888)           59     (17,413)

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures, net of AFUDC    (25,583)       (1,898)    (30,430)
    Proceeds from sales                     1,725           (21)      2,286
  Advances to affiliates, net             (68,020)        7,852      22,777

    Net cash provided (used) by investing
      activities                          (91,878)        5,933      (5,367)

Increase (Decrease) in Cash and Cash
  Equivalents                                (591)           31         828

Cash and Cash Equivalents at Beginning
  of Period                                   943           912         319

Cash and Cash Equivalents at End of
  Period                                 $    352      $    943    $  1,147

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized) $ 11,639      $  4,856    $ 17,361
    Income taxes, net                      21,865        (7,395)     21,190

   The accompanying condensed notes are an integral part of these condensed financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

A.  General

    Corporate Structure and Control

    Effective May 1, 1995, Texas Gas Transmission Corporation (the Company) became a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, the Company was a wholly owned subsidiary of Transco Gas Company, which was a wholly owned subsidiary of Transco Energy Company (Transco). As used herein, the term Williams refers to The Williams Companies, Inc. together with its wholly owned subsidiaries, unless the
context   otherwise requires.

    As discussed in the Company's 1994 Annual Report on Form 10-K, in December 1994, Transco and Williams entered into a merger agreement pursuant to which Williams would acquire the entire equity interest of Transco. Pursuant to the
merger   agreement,  on  January  18,  1995,  Williams agreed to purchase for cash approximately 60 percent of Transco's outstanding common stock as a first step in the acquisition. The conversion of the remainder of the outstanding shares of Transco common stock to Williams common stock occurred on May 1, 1995. On that date, Transco paid as a dividend to Williams all of Transco's interest in the Company.

    Basis of Presentation

    The condensed financial statements have been prepared from the books and records of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1994 Annual Report on Form 10-K and the Company's 1995 First and Second Quarter Reports on Form 10-Q.

    The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco, including the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the estimated purchase price. Retained earnings and accumulated depreciation and amortization were eliminated on this date, and the Company's assets and liabilities were adjusted to their estimated fair values. The estimated purchase price allocation to the Company primarily consisted of an allocation of approximately $245 million to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The accounting for the effects of the acquisition included recognizing the difference between the plan assets and the benefit obligations related to pension benefits and postretirement benefits other than pensions. The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs.

    Shown below is the effect of the acquisition on retained earnings and paid-in capital for the nine months of 1995.
                                    Retained Earnings    Paid-In Capital
   Pre-Acquisition
   Balance, December 31, 1994          $  28,012           $ 584,712
   Net loss                               (3,314)               -
   Balance, January 17, 1995              24,698             584,712

   Acquisition adjustment to eliminate
     retained earnings                   (24,698)             24,698
   Acquisition adjustment to record
   assets and liabilities at fair value     -                128,529

   Post-Acquisition
   Balance, January 18, 1995                -                737,939
   Net income                             14,536                -
   Dividends and returns of capital      (14,649)               (351)
   Dissolution of affiliate                  113               1,826
     Balance, September 30, 1995       $    -              $ 739,414

    Included in property, plant and equipment at September 30, 1995 is an aggregate of approximately $418 million related to amounts in excess of the original cost of the regulated facilities, which is being amortized over the estimated useful lives of these assets at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

    Williams  is  continuing to evaluate its purchase price allocation.   The
Company's Condensed Balance Sheet as of September 30, 1995 and Condensed Statement of Income for the period January 18, 1995 to September 30, 1995 have been prepared based on an allocation of the purchase price pending the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on the Company's condensed financial statements.

    The  accompanying  condensed  financial  statements  were  prepared   in
accordance with Securities and Exchange Commission guidelines. Therefore, as a result of the change in control of the Company to Williams on January 18, 1995, the Condensed Statement of Income and Condensed Statement of Cash Flows for the nine months ended September 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

    The Company charges against paid-in capital that portion of any common dividend declarations which exceed the retained earnings balance. Such charges are deemed to be a return of capital.

    Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

B.  Contingent Liabilities and Commitments

    Regulatory and Rate Matters and Related Litigation

    FERC Order 636

    As discussed in the Company's 1994 Annual Report on Form 10-K, the Company restructured its business to implement the provisions of FERC Order 636, effective November 1, 1993. FERC Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for the Company, are primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs.

     On September 18, 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100% of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed.

    Through September 30, 1995, the Company has paid approximately $52 million for GSR costs, primarily as a result of contract terminations, and has recorded a liability of approximately $28 million for its estimated remaining GSR costs. The Company has recovered approximately $41 million in GSR costs and, in accordance with the terms of its settlement, has recorded a regulatory asset of approximately $29 million for the estimated future recovery of its GSR costs, which will be collected from customers over the next two years. Ninety percent of the cost recovery will be collected via demand surcharges on the Company's firm transportation rates; the remaining 10% will be recovered from the interruptible transportation service.

     The settlement also extends the Company's pricing differential mechanism to November 1, 1996, and beyond that date for GSR contracts in litigation as of that date. This mechanism allows the Company to recover purchased gas costs incurred under remaining GSR contracts in excess of amounts recovered through the sale of such gas at auction. Except for any contracts in litigation, the Company anticipates that all of its remaining GSR contracts will expire or be negotiated for termination by November 1, 1996.

    Additionally, the Company's transition costs include unrecovered purchased gas costs for periods prior to November 1, 1993, pursuant to FERC Order 636. The Company expects to incur up to $18.8 million, subject to the final settlement of certain potential costs placed in escrow pending settlement of litigation. On October 11, 1995, the Company received FERC approval of its proposed settlement with customers, which requires the Company to absorb up to $1.3 million of these costs. If no request for rehearing is filed with the FERC, the settlement will become effective November 10, 1995, after which date refunds of any overcollections from customers will be made.

    General Rate Issues

     On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. This rate case reflected a requested annual revenue increase of approximately $66.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. A proposed settlement was filed with the FERC on September 29, 1995. The settlement is anticipated to be effective in the fourth quarter of 1995, with refunds, for which the Company has provided a reserve, being made to customers in the first quarter of 1996.

    During 1994 and 1995, the Company made filings to reflect changes in costs of transportation by others, pursuant to the Transportation Cost Adjustment tracker provisions of its approved tariff. Pursuant to that tariff, on May 31, 1995, the Company refunded $13.3 million of overcollected transportation costs.

    In July 1994, and in rehearing in September 1994, the FERC issued an order accepting a filing made by the Company to resolve its transportation and exchange imbalances pre-dating its implementation of FERC Order 636. Following the parties' agreement as to the allocations, reconciled imbalances will be repaid in cash, or through receipt or delivery of gas, as permitted by operating conditions, by the end of 1995.

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

     On March 3, 1995, Ergon, Inc. and Ergon Exploration, Inc. (Ergon) filed a lawsuit against the Company in the U.S. District Court, West District Louisiana, Case No. 95-0381, seeking approximately $45,000 in damages for gas purchased in calendar year 1994, a declaratory judgment concerning the proper construction of the pricing provisions of a gas purchase contract, unspecified future damages and, alternatively, a reformation of or rescission of an agreement amending the gas purchase contract. The Company is currently recovering costs incurred under subject contract as GSR costs pursuant to FERC Order 636 and anticipates continued recovery of future amounts consistent with the GSR settlement discussed above.

    Environmental Matters

   Since 1989, the Company has had studies underway to test its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that will be incurred over the next three to five years will total approximately $5 million to $7 million. As of September 30, 1995, the Company had a reserve of approximately $6 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

    The Company has used lubricating oils containing polychlorinated biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970's, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. The Company continues to work closely with the Environmental Protection Agency and state regulatory authorities regarding PCB issues and has programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $5 million to $7 million range discussed above.

    The Company has either been named as a potentially responsible party or received an information request regarding its potential involvement at four Superfund waste disposal sites and one state waste disposal site. The anticipated remediation costs associated with these sites have been included in the $5 million to $7 million range discussed above.

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

    Summary of Contingent Liabilities and Commitments

     While no assurances may be given, the Company does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon the Company's future financial position, results of operations and cash flow requirements.

C.  Banking Arrangements

     In February 1995, the Company entered into an $800 million Revolving Credit Agreement among Williams and certain of its subsidiaries, including the Company, and Citibank, N.A. as agent and the Banks named therein, under which the Company may borrow up to $200 million. Interest rates vary with current market conditions. At September 30, 1995, the Company had no amounts outstanding under this Agreement.

     On May 30, 1995, the Company entered into a program to sell up to $35 million of trade receivables without recourse. As of September 30, 1995, there was $18.9 million outstanding under this facility.

Item 2.  Management's Narrative Analysis of the Results of Operations
             (Filed Pursuant to General Instruction H)

                                 Introduction

     As discussed in Note A, the Company has been acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995.
Williams became a majority owner of Transco effective January 18, 1995, at which date the estimated effects of the acquisition were pushed down and recorded on the books and records of the Company. The estimated purchase price allocation to the Company primarily consisted of an allocation of approximately $245 million to property, plant and equipment, which will be amortized over the useful lives of these assets, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at September 30, 1995 includes an aggregate of approximately $418 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated remaining useful lives of the assets at approximately $11 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations and financial position. The following analysis represents a pro forma year-to-date comparison of the current and prior years, with disclosure of material variances due to the acquisition.

                       Financial Analysis of Operations
               Nine Months Ended September 30, 1995 Compared to
                     Nine Months Ended September 30, 1994

     The Company, in late 1993, implemented seasonal contract demands as a component of its FERC Order 636 menu of services, which results in lower operating income during the second and third quarters than in the first and fourth quarters of each year.

    Operating income was $10 million lower for the nine months ended September 30, 1995 than for the nine months ended September 30, 1994. The decrease in operating income was primarily due to a 1995 pre-acquisition provision for severance benefits of $7 million related to the merger. Compared to 1994, net income was $8 million lower for the same reason and the lack of tax benefits associated with the provision for severance benefits.

     Operating revenues decreased $65 million primarily due to lower merchant sales of $52 million. Primarily as a result of the Company's agency agreement with a gas marketing affiliate, gas sales have no impact on the Company's results of operations. Lower transportation demand revenues and lower transportation throughput also contributed to decreased operating revenues.

     Operating expenses decreased $55 million primarily due to lower merchant gas purchases of $51 million, lower transportation of gas by others expense of $8 million and lower administrative and general expenses of $2 million, which were partially offset by the $7 million pre-acquisition provision discussed above and higher depreciation expense of $1 million. The decrease in administrative and general expenses was due to restructuring following Williams acquisition of the Company.

    Mainline deliveries were 453 TBtu and 460 TBtu for the nine months of 1995 and 1994, respectively. Short-haul deliveries also decreased; however, the revenues associated with short-haul transportation volumes are not material to the Company.

                       Financial Condition and Liquidity

     As discussed in Note A, on May 1, 1995, Transco paid as a dividend to Williams all of Transco's interest in the Company. Williams has indicated that it intends to maintain and expand the existing core business of the Company and to promptly pursue new business opportunities made available as a result of the merger. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. The Company expects that its acquisition by Williams will further enhance its financial and operational strength, as well as allow the Company to take advantage of new opportunities for growth. If necessary, the Company also expects to be able to access public and private capital markets to finance its capital requirements. In order to prepare for these opportunities, the following actions have been taken.

     In February 1995, Transco's $450 million working capital line used for consolidated cash management purposes was replaced by an $800 million credit agreement among Williams and certain of its subsidiaries, including the Company, and Citibank, N.A. as agent and the Banks named therein under which the Company may borrow up to $200 million. As of September 30, 1995, the Company had no amounts outstanding under this facility.

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

     In May 1995, the Company entered into a program to sell up to $35 million of trade receivables without recourse. As of September 30, 1995, there was $18.9 million outstanding under this facility.

     The Company's capital expenditures for the first nine months of 1995 and 1994 were $27 million and $33 million, respectively.

     The Company's debt as a percentage of total capitalization at September 30, 1995 and December 31, 1994 was 25% and 29%, respectively.

     On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which was effective April 1, 1995. A proposed settlement was filed with the FERC on September 29, 1995. Rates have been collected, subject to refund, since April 1, 1995. The Company has established a reserve for the difference between collected rates and estimated settlement rates which it believes is adequate for the refunds that will ultimately be required. The settlement is anticipated to be effective in the fourth quarter of 1995, with refunds being made to customers in the first quarter of 1996.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K

               None

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:  November 10, 1995       BY:     /s/ G. D. Lauderdale

                                        G. D. Lauderdale
                                     Senior Vice President
                                      and General Manager


DATE:  November 10, 1995       BY:     /s/ E. J. Ralph

                                         E. J. Ralph
                                  Vice President of Finance
                                        and Controller