Form 10-K
period 1995-12-31
TEXAS GAS TRANSMISSION CORP
filed 1996-03-28
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

    Indicate  the number of shares outstanding of each of the registrant's
classes of common stock, as of the latest practicable date.   1,000 shares
as of February 20, 1996

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             TABLE OF CONTENTS
                              1995 FORM 10-K
                    TEXAS GAS TRANSMISSION CORPORATION


                                                                     Page

                                  Part I

Item 1.  Business......................................................  3
Item 2.  Properties....................................................  7
Item 3.  Legal Proceedings.............................................  7


                                  Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.....................................................  7
Item 7.  Management's Narrative Analysis of the Results of Operations..  8
Item 8.  Financial Statements and Supplementary Data................... 10
Item 9.  Disagreements on Accounting and Financial Disclosure.......... 37


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................ 37

                                  Part I

Item 1.  Business.
                                  GENERAL

   Effective May 1, 1995, Texas Gas Transmission Corporation (the Company) became a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1995, the Company was a wholly owned subsidiary of Transco Gas Company, which was wholly owned by Transco Energy Company (Transco). As used herein, the term Williams refers to The Williams Companies, Inc. together with its wholly owned subsidiaries, unless the context otherwise requires.

    In December 1994, Transco and Williams entered into a merger agreement pursuant to which Williams would acquire the entire equity interest of Transco. Pursuant to the merger agreement, on January 18, 1995, Williams agreed to purchase for cash approximately 60 percent of Transco's outstanding common stock as a first step in the acquisition. The exchange of the remainder of the outstanding shares of Transco common stock for Williams common stock occurred on May 1, 1995. On that date, Transco paid as a dividend to Williams all of Transco's interest in the Company.

    The Company is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. The Company's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana metropolitan areas. The Company also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.


                         TRANSPORTATION AND SALES

    At December 31, 1995, the Company's system, having a mainline delivery capacity of approximately 2.7 billion cubic feet (Bcf) of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea-level-rated capacity totaling approximately 548,000 horsepower.

    The Company owns and operates natural gas storage reservoirs in ten underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of the Company's certificated storage fields is approximately 177 Bcf of gas. As part of its implementation of FERC Order 636, the Company has been allowed to retain its storage gas, in part to meet operational balancing needs on its system, and in part to meet the requirements of the Company's "no-notice" transportation service, which allows the Company's customers to temporarily draw from the Company's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by the Company to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

    In 1995, the Company transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by the Company. Gas was transported for 130 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 200 industrial customers and processing plants located along the system. At December 31, 1995, the Company had transportation contracts with approximately 625 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of the Company in 1995, Transcontinental Gas Pipe Line Corporation, an affiliate of the Company, accounted for approximately 10.7 percent of total operating revenues. No other customers accounted for more than ten percent of total operating revenues. The Company's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of the Company's business. Additionally, the Company offers interruptible transportation and storage services under agreements that are generally short term.


                            EXPANSION PROJECTS

   The Company has no major expansion projects planned for 1996.


                           OPERATING STATISTICS

    In 1992, the Federal Energy Regulatory Commission (FERC) issued its Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional on-system sales services. In addition, FERC Order 636 required implementation of various changes in forms of service, including unbundling of gathering, transmission and storage services; terms and conditions of service; rate design; gas supply realignment cost recovery; and other major rate and tariff revisions. The Company's restructured tariff under FERC Order 636 became effective on November 1, 1993. Certain aspects of the Company's FERC Order 636 restructuring are under appeal.

    The following table summarizes the Company's total system delivery data, which excludes unbundled sales, for the periods shown (expressed in trillion British thermal units [TBtu]):

                                             Year Ended December 31,
System deliveries:                          1995      1994        1993

   Sales                                    -           -          52.8
   Long-haul transportation               635.7       618.8       534.0
      Total mainline deliveries           635.7       618.8       586.8
   Short-haul transportation               57.6       188.6       214.0
         Total system deliveries          693.3       807.4       800.8

   Average Daily Transportation
     Volumes (TBtu):                        1.9         2.2         2.0
   Average Daily Firm Reserved
     Capacity (TBtu):                       2.0         2.1         2.0

    The Company's facilities are divided into five rate zones. Generally, gas delivered in the northern four zones is classified as long-haul transportation. Gas delivered under interruptible agreements in the southern most zone is classified as short-haul transportation. The revenues associated with short-haul transportation volumes are not material to the Company.

    The termination of gas sales in 1994 was attributable to the Company's implementation of FERC Order 636. The increase in mainline transportation volumes resulted primarily from increased throughput in connection with restructured services resulting from the implementation of FERC Order 636 and increased service to other interstate natural gas pipelines.


                            REGULATORY MATTERS

       The Company is subject to regulation by the FERC under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978, and as such, its rates and charges for transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities, and its accounting, among other things, are subject to regulation. As necessary, the Company files with the FERC changes in its transportation and storage rates and charges designed to allow it to recover fully its costs of providing service to its interstate system customers, including a reasonable rate of return.

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

      On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC on September 29, 1995, and was approved by the FERC on February 20, 1996. Refunds, for which the Company has provided a reserve, are expected to be made to customers in the second quarter of 1996.

       For discussion of other regulatory matters affecting the Company, see Note C of Notes to Financial Statements contained in Item 8 hereof.

Environmental Matters

       The Company is subject to extensive federal, state and local environmental laws and regulations which affect the Company's operations related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note C of Notes to Financial Statements contained in Item 8 hereof.


                                COMPETITION

      Competition for natural gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. The FERC's stated purpose for its Order 636 was to improve the competitive structure of the natural gas pipeline industry. Future utilization of the Company's pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. Several of the ultimate consumers within the Company's markets have the ability to switch to alternate fuels; to date, however, losses due to fuel switching have not been significant. The Company estimates its maximum potential loss to fuel switching is less than one quarter of total deliveries.

      When restructured tariffs became effective under FERC Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. While the Company has not currently experienced any major capacity turnback, the Company, like other pipelines, is evaluating the consequences of potential demand reductions on system utilization and cost structure to remaining customers. The Company expects it will be able to remarket any capacity which becomes available on its system.


                           OWNERSHIP OF PROPERTY

       The Company's pipeline system is owned in fee, with certain portions, such as the offshore areas, being held jointly with third parties. However, a substantial portion of the Company's system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across property owned by others. The majority of the Company's compressor stations, with appurtenant facilities, are located in whole or in part on lands owned in fee by the Company, with a few sites held under long-term leases or permits issued or approved by public authorities. Storage facilities are either owned or contracted for under long-term leases.

                            EMPLOYEE RELATIONS

    The Company had 990 employees as of December 31, 1995. Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period.

    As  discussed in Note F of Notes to Financial Statements contained  in
Item 8 hereof, approximately 9% of the Company's employees elected to retire in 1995 under an early retirement program offered by the Company.

    The International Chemical Workers Local 187 represents 192 of the Company's 453 field operating employees. The current collective bargaining agreement between the Company and Local 187 expires on October 31, 1996.

   The Company has a non-contributory pension plan and various other plans which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors who are full-time employees may participate in these plans.



Item 2.  Properties.

   See "Item 1.  Business."



Item 3.  Legal Proceedings.

   For a discussion of the Company's current legal proceedings, see Note C of Notes to Financial Statements contained in Item 8 hereof.


                                  PART II


Item  5. Market  for Registrant's Common Equity and Related  Stockholder
         Matters.

    (a) and (b) As of December 31, 1995, all of the outstanding shares of the Company's common stock are owned by The Williams Companies, Inc. The Company's common stock is not publicly traded and there exists no market for such common stock.

Item 7.  Management's Narrative Analysis of the Results of Operations

                               Introduction

    As  discussed in Note A of Notes to Financial Statements contained  in
Item 8 hereof, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the estimated effects of the acquisition were pushed down and recorded on the books and records of the Company. The purchase price allocation to the Company primarily consisted of an allocation of approximately $257 million to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at December 31, 1995, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated remaining useful lives of the assets at approximately $11 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations and financial position. The following analysis represents a pro forma year-to-date comparison of the current and prior years, with disclosure of material variances due to the acquisition.

         Financial Analysis of Operations - 1995 Compared to 1994

    The Company, in late 1993, implemented seasonal contract demands as a component of its FERC Order 636 menu of services, which results in lower operating income during the second and third quarters than in the first and fourth quarters of each year.

   Operating income was $8.5 million lower for the year ended December 31, 1995, than for 1994. The decrease in operating income was primarily due to a 1995 pre-acquisition provision for severance benefits of $6.8 million related to the merger and $3.6 million of increased operations and maintenance expenses, partially offset by lower labor and insurance costs due to the reorganization and resulting synergies with Williams. Compared to 1994, net income was $7.5 million lower for the same reasons and the lack of tax benefits associated with the provision for severance benefits.

    Operating  revenues  decreased $68 million,  primarily  due  to  lower merchant sales of $54 million. Primarily as a result of the Company's agency agreement with a gas marketing affiliate, gas sales have no impact on the Company's results of operations. A decrease in transportation revenues also contributed to the decrease in operating revenues. The decrease in transportation revenues is mainly attributable to a decline in interruptible transportation revenues.

    Operating expenses decreased $59.5 million primarily due to lower merchant gas purchases of $52.7 million, lower other gas purchases of $7.4 million, lower transportation of gas by others of $8.8 million and lower administrative and general expenses of $1.9 million, which were partially offset by the $6.8 million pre-acquisition provision discussed above. The decrease in administrative and general expenses was due to restructuring following Williams' acquisition of the Company.

    Mainline deliveries were 635.7 TBtu and 618.8 TBtu for the years ended December 31, 1995 and 1994, respectively. Short-haul deliveries decreased significantly; however, the revenues associated with short-haul transportation are not material to the Company.

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

    In February 1995, Transco's $450 million working capital line used for consolidated cash management purposes was replaced by an $800 million credit agreement under which the Company may borrow up to $200 million. Interest rates vary with current market conditions. As of December 31, 1995, the Company had no amounts outstanding under this facility.

    Effective May 1, 1995, the Company began participation in Williams' cash management program. On that date, the balance of the advance due from Transco was transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%.

    In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. As of December 31, 1995, $27.1 million of trade receivables were held by the investor.

    The Company's capital expenditures for the years ended December 31, 1995 and 1994, were $34.0 million and $39.7 million, respectively.

    The Company's debt as a percentage of total capitalization at December 31, 1995 and 1994, was 25.6% and 28.7%, respectively.

    In September 1994, the Company filed a general rate case (Docket No. RP94-423) which was effective April 1, 1995. A proposed settlement was filed with the FERC on September 29, 1995, and was approved by the FERC on February 20, 1996. Refunds, for which the Company has provided a reserve, are expected to be made to customers in the second quarter of 1996.

Item 8.  Financial Statements and Supplementary Data


                      REPORTS OF INDEPENDENT AUDITORS

Texas Gas Transmission Corporation
The Board of Directors

     We have audited the accompanying balance sheet of Texas Gas Transmission Corporation as of December 31, 1995, and the related statements of income, retained earnings and paid-in capital and cash flows for the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet as of December 31, 1994, and the statements of income, retained earnings and paid-in capital, and cash flows for each of the two years in the period ended December 31, 1994, were audited by other auditors whose report dated February 20, 1995, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 1995, and the results of its operations and its cash flows for the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.



/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 9, 1996

To Texas Gas Transmission Corporation:

     We have audited the accompanying balance sheet of Texas Gas Transmission Corporation (a Delaware corporation) as of December 31, 1994, and the related statements of income, retained earnings and paid-in capital and cash flows for each of the two years in the period then ended.
These  financial  statements   are   the responsibility  of the Company's
management.   Our  responsibility  is  to  express  an  opinion  on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

                           REPORT OF MANAGEMENT


   Financial Statements

       Management is responsible for the information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles. Certain estimated amounts are included in the financial statements, and these amounts are based on currently available information and management's judgment of current conditions and circumstances. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

      Ernst & Young LLP, independent auditors, have rendered an opinion on the current year financial statements based upon an audit conducted in accordance with generally accepted auditing standards.

   Internal Control

       The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable financial statements. The system includes a documented organizational structure with division of responsibility and established policies and procedures, including a code of conduct, which are communicated throughout the Company. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors. Actions are taken by management to correct control deficiencies as they are identified. The Williams board of directors, through its audit committee composed of directors who are not officers or employees of the Company, provide oversight to the financial reporting process, the adequacy of the internal control system and the internal audit function.

    Even an effective internal control system has inherent limitations and can, therefore, provide only reasonable assurance regarding the preparation of financial statements. Further, the effectiveness of an internal control system over time can vary with changes in conditions.

      As of December 31, 1995, the Company assessed its system of internal control, including the Company's control environment, risk-assessment processes, control policies and procedures, information systems, and monitoring programs. Based on this assessment, the Company believes that its system of internal control provided reasonable assurance for the preparation of reliable annual financial statements as of December 31, 1995.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                    TEXAS GAS TRANSMISSION CORPORATION
                              BALANCE SHEETS
                           (Thousands of Dollars)

                                          Post-Acquisition   Pre-Acquisition
                                           December 31,       December 31,
      ASSETS                                  1995               1994
Current Assets:
  Cash and temporary cash investments       $      206         $      912
  Receivables:
    Trade                                        6,798              8,227
    Affiliates                                   1,546             15,616
    Other                                        1,150              1,009
  Advances to affiliates                       113,289             27,963
  Transportation and exchange gas
    receivable                                   3,113              8,452
  Costs recoverable from customers:
   Gas purchase                                  1,729              9,270
   Gas supply realignment                       15,730             26,710
   Other                                        10,912             22,451
  Inventories                                   14,707             15,183
  Deferred income tax benefits                  12,744               -
  Other                                          2,636              3,536
   Total current assets                        184,560            139,329

Advances to Affiliates                         125,000            124,981
Investments, at Cost                             5,848              1,631

Property, Plant and Equipment, at cost:
  Natural gas transmission plant               782,473            717,848
  Other natural gas plant                      143,356            155,559
                                               925,829            873,407
    Less - Accumulated depreciation and
            amortization                        26,643            217,580
      Property, plant and equipment, net       899,186            655,827

Other Assets:
  Gas stored underground                       103,421             90,653
  Costs recoverable from customers              73,879             14,254
  Other                                          6,223             28,031
         Total other assets                    183,523            132,938

   Total Assets                             $1,398,117         $1,054,706

The accompanying notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                    TEXAS GAS TRANSMISSION CORPORATION

                              BALANCE SHEETS
                           (Thousands of Dollars)

                                             Post-Acquisition    Pre-Acquisition
                                              December 31,        December 31,
                                                 1995                1994
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Payables:
   Trade                                      $    6,857          $    8,979
   Affiliates                                     20,566               3,219
   Other                                          20,733              14,517
  Advances from affiliates                          -                  1,769
  Transportation and exchange gas payable          8,031               5,856
  Accrued liabilities                             52,250              41,247
  Accrued gas supply realignment costs            16,717                -
  Costs refundable to customers                    4,618              11,443
  Deferred income taxes                             -                  5,323
  Reserve for regulatory and rate matters         25,576               9,734
      Total current liabilities                  155,348             102,087

Long-Term Debt                                   255,860             246,442

Other Liabilities and Deferred Credits:
  Income taxes refundable to customers             4,979               6,827
  Deferred income taxes                          138,308              39,330
  Postretirement benefits other than pensions     54,400                -
  Other                                           43,984              47,295
      Total other liabilities and deferred
        credits                                  241,671              93,452

Contingent Liabilities and Commitments              -                   -

Stockholder's Equity:
  Common stock, $1.00 par value, 1,000
   shares authorized, issued and outstanding           1                   1
  Premium on capital stock and other paid-in
    capital                                      740,446             584,712
  Retained earnings                                4,791              28,012
      Total stockholder's equity                 745,238             612,725

      Total Liabilities and Stockholder's
        Equity                                $1,398,117          $1,054,706

The accompanying notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                    TEXAS GAS TRANSMISSION CORPORATION

                           STATEMENTS OF INCOME
                          (Thousands of Dollars)

                              Post-Acqusition              Pre-Acquisition
                                 For the        For the
                                 Period         Period
                               January 18,     January 1,    For the        For the
                                 1995 to        1995 to     Year Ended     Year Ended
                               December 31,   January 17,   December 31,   December 31,
                                  1995           1995          1994           1993
Operating Revenues:
  Gas sales                    $  51,774       $  3,239      $ 116,079      $ 247,946
  Gas transportation             268,844         15,932        291,869        215,210
  Other                            2,285            130          2,278          2,303
   Total operating revenues      322,903         19,301        410,226        465,459

Operating Costs and Expenses:
  Cost of gas sold                51,328          3,188        114,653        158,890
  Cost of transportation of
    gas by others                 41,139          2,134         52,064         54,622
  Operation and maintenance       58,232          2,433         57,081         54,803
  Administrative and general      57,517          3,086         60,537         63,729
  Provision for severance
    benefits                        -             6,772           -              -
  Depreciation and amortization   38,863          1,779         41,076         38,330
  Taxes other than income taxes   13,732            721         13,066         13,075
   Total operating costs and
     expenses                    260,811         20,113        338,477        383,449

Operating Income (Loss)           62,092           (812)        71,749         82,010

Other (Income) Deductions:
  Interest expense                23,520          1,122         27,481         25,578
  Interest income                (12,534)          (560)       (12,013)       (10,616)
  Miscellaneous other
    deductions                       238             56            740          1,436
   Total other (income)
     deductions                   11,224            618         16,208         16,398

Income (Loss) Before Income
  Taxes                           50,868         (1,430)        55,541         65,612

Provision for Income Taxes        22,542          1,884         23,062         26,555

Net Income (Loss)              $  28,326       $ (3,314)     $  32,479      $  39,057

The accompanying notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                    TEXAS GAS TRANSMISSION CORPORATION

                      STATEMENTS OF RETAINED EARNINGS
                            AND PAID-IN CAPITAL
                           (Thousands of Dollars)

                                                Retained     Paid-in
                                                Earnings     Capital
Pre-Acquisition
Balance, December 31, 1992                      $ 18,191     $584,712
  Add (deduct):
   Net income                                     39,057         -
   Cash dividends on common stock                (34,725)        -

Balance, December 31, 1993                        22,523      584,712
  Add (deduct):
   Net income                                     32,479         -
   Cash dividends on common stock                (26,990)        -

Balance, December 31, 1994                        28,012      584,712
  Add (deduct):
   Net loss                                       (3,314)        -

Balance, January 17, 1995                         24,698      584,712

Acquisition adjustment to eliminate
  retained earnings                              (24,698)      24,698
Acquisition adjustment to record
  assets and liabilities at fair value              -         135,561

Post-Acquisition
Balance, January 18, 1995                           -         744,971
  Add (deduct):
   Net income                                     28,326         -
   Cash dividends on common stock
     and returns of capital                      (23,649)      (6,351)
   Dissolution of affiliate                          114        1,826

Balance, December 31, 1995                      $  4,791     $740,446

The accompanying notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                              TEXAS GAS TRANSMISSION CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                    (Thousands of Dollars)

                                       Post-Acqusition             Pre-Acquisition
                                          For the       For the
                                          Period        Period
                                        January 18,    January 1,    For the       For the
                                          1995 to       1995 to     Year Ended    Year Ended
                                        December 31,   January 17,  December 31,  December 31,
                                           1995          1995          1994          1993
OPERATING ACTIVITIES:
  Net income (loss)                      $ 28,326      $ (3,314)     $ 32,479      $ 39,057
  Adjustments to reconcile to cash
    provided from operations:
      Depreciation and depletion           38,863         1,779        41,076        38,330
      Provision for deferred income
        taxes                             (11,262)         (695)       26,985        (8,207)
      Changes in receivables sold             100       (14,806)       (3,428)       (9,700)
      Changes in receivables               19,220         2,113        32,370        28,619
      Changes in inventories                  359           118          (459)         (355)
      Changes in other current assets      35,265         2,048       (18,327)      (14,746)
      Changes in accounts payable          10,545        (3,607)      (24,210)       (8,627)
      Changes in accrued liabilities        2,964         4,913       (62,793)      (43,253)
      Other, including changes in non-
        current assets and liabilities     29,132         5,490       (10,559)       21,434
          Net cash provided (used) by
            operating activities          153,512        (5,961)       13,134        42,552
FINANCING ACTIVITIES:
  Proceeds from long-term debt               -             -          150,000          -
  Payment of long-term debt                  -             -         (150,000)         -
  Dividends and returns of capital        (30,000)         -          (26,990)      (34,725)
  Other -- net                                112            59           193           150
          Net cash provided (used)
            by financing activities       (29,888)           59       (26,797)      (34,575)
INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures, net of AFUDC    (33,042)       (1,898)      (39,413)      (30,837)
    Proceeds from sales                     1,878           (21)        2,893         4,219
  Advances to affiliates, net             (93,197)        7,852        50,776        18,366
          Net cash provided (used)
            by investing activities      (124,361)        5,933        14,256        (8,252)
Increase (Decrease) in Cash and
  Cash Equivalents                           (737)           31           593          (275)
Cash and Cash Equivalents at
  Beginning of Period                         943           912           319           594
Cash and Cash Equivalents at
  End of Period                          $    206      $    943      $    912      $    319
Supplemental Disclosure of Cash
  Flow Information:
    Cash paid during the period for:
      Interest (net of amount
        capitalized)                     $ 20,750      $  4,856      $ 25,432      $ 28,654
      Income taxes, net                    27,085        (7,395)       14,714         6,433

The accompanying notes are an integral part of these financial statements.

                    TEXAS GAS TRANSMISSION CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


A.  Corporate Structure and Control, Nature of Operations and Basis of
      Presentation

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

    In December 1994, Transco and Williams entered into a merger agreement pursuant to which Williams would acquire the entire equity interest of Transco. Pursuant to the merger agreement, on January 18, 1995, Williams agreed to purchase for cash approximately 60 percent of Transco's outstanding common stock as a first step in the acquisition. The exchange of the remainder of the outstanding shares of Transco common stock for Williams common stock occurred on May 1, 1995. On that date, Transco paid as a dividend to Williams all of Transco's interest in the Company.

  Nature of Operations

    The Company is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. The Company's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana metropolitan areas. The Company also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

  Basis of Presentation

    The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Retained earnings and accumulated depreciation and amortization were eliminated on the date of acquisition, January 18, 1995, and the Company's assets and liabilities were adjusted to their estimated fair values. The purchase price allocation to the Company primarily consisted of an allocation of approximately $257 million to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. The accounting for the effects of the acquisition included recognizing the difference between the plan assets and the benefit obligations related to pension benefits and postretirement benefits other than pensions. The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs.

    Included in property, plant and equipment at December 31, 1995, is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated useful lives of these assets at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The accompanying financial statements were prepared in accordance with Securities and Exchange Commission guidelines. Therefore, as a result of the change in control of the Company to Williams on January 18, 1995, the Statement of Income and Statement of Cash Flows for the year ended December 31, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

   Related Parties

    As a subsidiary of Williams, the Company engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. Prior to May 1, 1995, the Company participated in Transco's consolidated cash management program and made interest-bearing advances to Transco. Effective May 1, 1995, the Company began participation in Williams' cash management program. On that date, the balance of the advances due from Transco were transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.45%. Net interest income on advances to or from affiliated companies was $11.9 million, $10.4 million and $9.4 million for the years ended December 31, 1995, 1994 and 1993, respectively.

    Both Williams and Transco have policies of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $11.3 million, $7.1 million and $6.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. Management considers the cost of these services reasonable.

   Effective November 1, 1993, the Company contracted with a gas marketing affiliate to become the Company's agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations, except for its auction gas transactions. Sales and purchases under this agreement do not impact the Company's results of operations. For the years ended December 31, 1995 and 1994, and the two months ended December 31, 1993, the Company paid its gas marketing affiliates agency fees of $0.7 million, $1.9 million and $0.7 million, respectively, for these services.

    Included in the Company's gas sales revenues for the years ended December 31, 1995, 1994 and 1993, is $17.4 million, $42.2 million and $4.2 million, respectively, applicable to gas sales to the Company's gas marketing affiliates.

    Included  in the Company's gas transportation revenues for  the  years
ended        December 31, 1995, 1994 and 1993, are amounts  applicable  to transportation for affiliates as follows (expressed in thousands):

                                                    Year Ended December 31,
                                                   1995       1994      1993

   Williams Energy Services Company/Transco
      Gas Marketing Company                      $  2,626   $  2,866   $  2,609
    Transcontinental  Gas Pipe Line Corporation    36,439     35,705     33,913
                                                 $ 39,065   $ 38,571   $ 36,522

   Included in the Company's cost of gas sold for the years ended December 31, 1995, 1994 and 1993, is $25.6 million, $58.5 million and $11.1 million, respectively, applicable to gas purchases from the Company's gas marketing affiliates.


B.  Summary of Significant Accounting Policies

  Revenue Recognition

    The Company recognizes revenues for the sale of natural gas when products have been delivered and for the transportation of natural gas based upon contractual terms and the related transportation volumes through month-end. Pursuant to FERC regulations, a portion of the revenues being collected may be subject to refunds upon final orders in pending rate cases. The Company has established reserves, where required, for such cases (see Note C for a summary of pending rate cases before the FERC).

  Costs Recoverable from/Refundable to Customers

    The Company has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs. Costs incurred over or under approved levels are deferred and recovered or refunded through future rate or surcharge adjustments (see Note C for a discussion of the Company's rate matters).

  Property, Plant and Equipment

    Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

  Income Taxes

    Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

    Liabilities to customers, resulting from net tax rate reductions related to regulated operations and to be refunded to customers over the average remaining life of natural gas transmission plant, have been shown in the accompanying balance sheets as income taxes refundable to customers, the current portion of which is included in costs refundable to customers.

    For federal income tax reporting, the Company is included in the consolidated federal income tax return of Williams for the periods after May 1, 1995. For prior reporting periods, the Company is included in the consolidated federal income tax return of Transco.

    It is Williams policy to charge or credit each subsidiary or subgroup with an amount equivalent to its federal income tax expense or benefit as if each subsidiary or subgroup filed a separate return. The Transco policy was similar but varied in that benefits from each subsidiary's losses and tax credits generally would be credited only when utilized on a consolidated basis.

  Gas Sales and Purchases

   During 1993, as part of the Company's implementation of FERC Order 636, the Company's gas sales and purchases were fundamentally restructured. The only remaining sales administered by the Company are volumes purchased under a limited number of non-market-responsive gas purchase contracts which are auctioned each month to the highest bidder. The Company may file to recover the price differential between the cost to buy the gas under these gas purchase contracts and the price realized from the resale of the gas at the auction as a gas supply realignment (GSR) cost pursuant to FERC Order 636 (see Note C).

    A gas marketing affiliate of the Company has been appointed as the Company's exclusive agent for the purpose of administering all existing and future purchases of gas under market-responsive gas purchase contracts and the resale of these purchases.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Capitalized Interest

   The allowance for funds used during construction represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 1995, 1994 and 1993, was $0.2 million, $0.3 million and $0.2 million, respectively. The allowance for equity funds for the years ended December 31, 1995, 1994 and 1993, was $0.4 million, $0.5 million and $0.5 million, respectively.

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

  Allowances for Doubtful Receivables

    Due to its customer base, the Company has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are charged to expense in the period of such determination. At December 31, 1995 and 1994, the Company had no allowance for doubtful receivables.

  Cash Flows from Operating Activities

    The Company uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows from operating activities. The Company includes short-term highly-liquid investments that have a maturity of three months or less when acquired in cash equivalents.

  Common Stock Dividends and Returns of Capital

    The Company charges against paid-in capital that portion of any common
dividend  declarations which exceed the retained earnings  balance.   Such
charges are deemed to be returns of capital.

  Impairments of Long-Lived Assets

    The Financial Accounting Standards Board has issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 31, 1995. The standard, which will be adopted in the first quarter of 1996, is not expected to have a material effect on the Company's financial position or results of operations.

  Reclassifications

   Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.


C.  Contingent Liabilities and Commitments

  Regulatory and Rate Matters and Related Litigation

   FERC Order 636

    Effective November 1, 1993, the Company restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services. Certain aspects of the Company's FERC Order 636 restructuring are under appeal. FERC Order 636 also provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for the Company, are primarily related to GSR costs and unrecovered purchased gas costs.

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

    Through December 31, 1995, the Company has paid approximately $53.3 million for GSR costs, primarily as a result of contract terminations, and has recorded a liability of approximately $26.7 million for its estimated remaining GSR costs. The Company has recovered approximately $44.3 million, plus interest, in GSR costs and, in accordance with the terms of its settlement, has recorded a regulatory asset of approximately $22.9 million for the estimated future recovery of its GSR costs, most of which will be collected from customers over the next two years. Ninety percent of the cost recovery will be collected via demand surcharges on the Company's firm transportation rates; the remaining 10% should be recovered from its interruptible transportation service.

   The settlement also extends the Company's pricing differential recovery mechanism to November 1, 1996, and beyond that date for GSR contracts in litigation as of that date. This mechanism allows the Company to recover purchased gas costs incurred under remaining GSR contracts in excess of amounts recovered through the sale of such gas at auction. Except for any contracts in litigation, the Company anticipates that all of its remaining GSR contracts will expire or be negotiated for termination by November 1, 1996.

    Additionally, the Company's transition costs include unrecovered purchased gas costs for periods prior to November 1, 1993, pursuant to FERC Order 636. The Company filed to recover up to $18.8 million, subject to the final settlement of approximately $6.5 million of disputed costs placed in escrow pending the outcome of two lawsuits. On October 11,
1995, the Company received FERC approval of a settlement with its customers, which requires the Company to absorb a portion of these costs, subject to the outcome of the litigation. Agreements to settle the lawsuits were reached in December 1995 and both lawsuits were dismissed in early 1996. The total cost of settling the lawsuits was less than $3.7 million, reducing the maximum amount required to be absorbed by the Company to approximately $0.7 million. Refunds totaling $4.0 million were issued in December 1995 and January 1996.

   General Rate Issues

    On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC on September 29, 1995, and approved by the FERC on February 20, 1996. Refunds, for which the Company has provided a reserve, are expected to be made to customers in the second quarter of 1996.

    During 1994 and 1995, the Company made filings to reflect changes in costs of transportation by others, pursuant to the Transportation Cost Adjustment tracker provisions of its approved tariff. Pursuant to that tariff, on May 31, 1995, the Company refunded $13.3 million of overcollected transportation costs.

    In July 1994, and in rehearing in September 1994, the FERC issued an order accepting a filing made by the Company to resolve its transportation and exchange imbalances pre-dating its implementation of FERC Order 636. Following the parties' agreement as to the allocations, reconciled imbalances were settled by the end of 1995.

  FERC Order 94-A

    In 1983, the FERC issued FERC Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing pipelines, including the Company, to direct bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the United States Court of Appeals for the District of Columbia (D.C. Circuit Court) overturned the FERC's authorization for pipelines to directly bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism. In April 1992, the Company filed a settlement with the FERC providing for full recovery of its FERC Order 94-A costs through a reallocation of amounts previously collected from customers. In February 1993, the FERC issued an order approving the settlement.

    In January 1994, the FERC found that it had committed a legal error in allowing the previously mentioned direct bill of FERC Order 94-A costs. The effect of this order, as issued, would be to require the Company to absorb $5.4 million of such costs, for which the Company provided a reserve. The Company filed for, and was denied, rehearing of this order by the FERC. In November 1994, the Company settled its FERC Order 94-A costs with its customers, except for $9.2 million payable by the Company to Columbia Gas Transmission Corporation (Columbia). In December 1995, the Company and Columbia agreed to a settlement whereby the Company refunded to Columbia the $9.2 million of FERC Order 94-A costs, plus $2.7 million of related interest. The settlement required withdrawal of petitions pending before the D. C. Circuit Court associated with FERC Order 94-A and resolved all of the Company's FERC Order 94-A issues.

   Royalty Claims and Producer Litigation

    In connection with the Company's renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims, the
Company has entered into certain settlements which may require the indemnification by the Company of certain claims for royalties which a producer may be required to pay as a result of such settlements. The Company has been made aware of demands on producers for additional royalties and may receive other demands which could result in claims against the Company pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and the Company. The Company may file to recover 75% of any such amounts it may be required to pay pursuant to indemnifications for royalties under the provisions of FERC Order 528. The Company has provided reserves for the estimated settlement costs of its royalty claims and litigation.

    In addition, two lawsuits were filed against the Company in Louisiana, seeking reimbursement of certain royalties allegedly incurred by the producers on amounts previously paid the producers by the Company to settle past take-or-pay disputes and to reform the gas purchase contract pursuant to an "excess royalty" clause in a gas purchase contract. The Company has settled the disputes for a total cost of approximately $3.7 million, and the lawsuits were dismissed with prejudice in early 1996. Approximately 80% of the settlement costs were recovered in the Company's rates as transition costs, pursuant to the Company's settlement regarding its unrecovered purchased gas costs discussed above.

    On March 3, 1995, Ergon, Inc. and Ergon Exploration (Ergon) filed a lawsuit against the Company in the U.S. District Court, West District Louisiana, seeking approximately $45,000 in damages for gas purchased in calendar year 1994, a declaratory judgment concerning the proper construction of the pricing provisions of a gas purchase contract, unspecified future damages and, alternatively, a reformation of or rescission of an agreement amending the gas purchase contract. The Company is currently recovering costs incurred under subject contract as GSR costs pursuant to FERC Order 636 and anticipates continued recovery of future amounts consistent with the GSR settlement discussed above.

   Environmental Matters

   Since 1989, the Company has had studies underway to test its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that will be incurred over the next two to three years will total approximately $4 million to $10 million. As of December 31, 1995, the Company had a reserve of approximately $5.3 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

    The Company has used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970's, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. The Company continues to work closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues and has programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $4 million to $10 million range discussed above.

    The Company currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at two Superfund waste disposal sites and one state waste disposal site. The anticipated remediation costs associated with these sites have been included in the $4 million to $10 million range discussed above.

    The Company considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors. To date, the Company has been permitted recovery of environmental costs incurred, and it is the Company's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, the estimated recovery of environmental assessment and remediation costs have been recorded as regulatory assets in the accompanying balance sheets.

   Summary of Contingent Liabilities and Commitments

   While no assurances may be given, the Company does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will have a materially adverse effect upon the Company's future financial position, results of operations and cash flow requirements.

D.  Income Taxes

   Following is a summary of the provision for income taxes for the period January 18, 1995 to December 31, 1995, the period January 1, 1995 to
January 17, 1995, and the years ended December 31, 1994 and 1993 (expressed in thousands):

                        Post-Acquisition                  Pre-Acquisition
                         For the Period    For the Period
                          January 18,        January 1,      For the        For the
                           1995 to            1995 to       Year Ended     Year Ended
                          December 31,       January 17,    December 31,   December 31,
                            1995               1995            1994           1993
Current:
  Federal                 $ 26,039           $  2,049       $ (3,645)      $ 18,330
  State                      7,765                530           (278)         3,662
                            33,804              2,579         (3,923)        21,992
Deferred:
  Federal                   (9,269)              (572)        21,868          3,753
  State                     (1,993)              (123)         5,117            810
                           (11,262)              (695)        26,985          4,563
Income tax provision      $ 22,542           $  1,884       $ 23,062       $ 26,555

    Reconciliations from the income tax provision at the statutory rate to the income tax provision are as follows (expressed in thousands):

                        Post-Acquisition                  Pre-Acquisition
                         For the Period    For the Period
                          January 18,        January 1,      For the        For the
                           1995 to            1995 to       Year Ended     Year Ended
                          December 31,       January 17,    December 31,   December 31,
                            1995               1995            1994           1993

Provision at statutory
  rate                    $ 17,804           $   (501)      $ 19,439       $ 22,964
Increases in taxes
  resulting from:
    State income taxes       4,373                295          3,217          2,928
    Compensation expense
     in excess of tax
     deductible amounts       -                 2,073           -              -
    Other, net                 365                 17            406            663
Income tax provision      $ 22,542           $  1,884       $ 23,062       $ 26,555

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

      Significant components of deferred tax liabilities and assets as of December 31 are as follows (expressed in thousands):

                                             Post-Acquisition    Pre-Acquisition
                                                  1995               1994
Deferred tax liabilities:
  Costs refundable to customers:
   Gas purchases                                $  1,066           $  3,135
   Gas supply realignment                           -                10,432
   Fuel                                            1,729              5,913
  Property, plant and equipment:
   Tax over book depreciation, net of gains       44,049             40,199
   Other basis differences                       104,753              4,711
  Accrued environmental costs                         41              1,217
  Other                                            4,699              1,122
      Total deferred tax liabilities             156,337             66,729

Deferred tax assets:
  Costs recoverable from customers:
   Gas supply realignment                          2,239               -
   Transportation                                  2,259              4,082
  Accrued employee benefits                        3,875              3,604
  Producer settlement costs                        1,143              3,201
  Reserve for rate refund                         10,110               -
  Deferred gas costs                                -                 3,850
  Gas stored underground--additional tax basis     3,080              2,859
  Debt related items                               5,601              2,175
  Other                                            2,466              2,305
      Total deferred tax assets                   30,773             22,076

Net deferred tax liabilities                    $125,564           $ 44,653

E.  Financing

  Long-term Debt

    At December 31, 1995 and 1994, long-term debt issues were outstanding as follows (expressed in thousands):

                                                  Post-Acquisition    Pre-Acquisition
                                                       1995               1994
   Notes:
      9 5/8% due 1997                                $ 100,000          $ 100,000
      8 5/8% due 2004                                  150,000            150,000
                                                       250,000            250,000
   Unamortized debt premium (discount)                   5,860             (3,558)
   Total long-term debt                              $ 255,860          $ 246,442

    The Company's debt was revalued to fair value at the date of acquisition as part of the allocation of the purchase price following the Company's acquisition by Williams. Fair value in excess of historical face value reflects the Company's lower borrowing costs as a result of improved external debt ratings.

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

    The Company's debentures and notes have restrictive covenants which provide that neither the Company nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.

  Recapitalization Plan

    Transco had in place a $450 million working capital line with a group of fifteen banks and a $50 million reimbursement facility with a group of five banks, for which the Company was guarantor in part. Both facilities were terminated in January 1995, as a result of the acquisition by Williams.

    In  February 1995, Transco's working capital line was replaced  by  an
$800  million  credit agreement under which the Company may borrow  up  to
$200 million. Interest rates vary with current market conditions. At December 31, 1995, the Company had no amounts outstanding under this facility.

  Sale of Receivables

    The Company sold, with limited recourse, certain receivables. The limit under this receivables facility was $35 million at December 31, 1995, and $40 million at December 31, 1994. The Company received $27.7 million of proceeds in 1995, $34.5 million in 1994 and $17.8 million in 1993. At December 31, 1995 and 1994, $27.1 million and $27 million of such receivables has been sold, respectively. Based on amounts outstanding  at  December  31, 1995 and December  31,  1994,  the  maximum contractual credit loss under these arrangements is approximately $4 million each year, but the likelihood of loss is remote.

  Significant Group Concentrations of Credit Risk

     The Company's trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the Midwestern United States. The Company's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.


F.  Employee Benefit Plans

  Retirement Plan

    Substantially all of the Company's employees are covered under a retirement plan (Retirement Plan) offered by the Company. The benefits under the Retirement Plan are determined by a formula based upon years of service and the employee's highest average base compensation. The Retirement Plan provides for vesting of employees' benefits after five years of credited service. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to its overfunded status, the Company has not been required to fund the Retirement Plan since 1986. The Retirement Plan's assets are held in a master trust, which is managed by external investment organizations and consists primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

     In  connection  with  the  Company's  acquisition  by  Williams,  the
Retirement Plan was amended effective March 8, 1995, to provide a Voluntary Window Retirement Program with special retirement benefits for those eligible members who elected to retire during the Window Period. The Window Period began March 8, 1995, and ended April 17, 1995. The special window retirement benefits were available only to those employees who, as of May 1, 1995, were active members in the Retirement Plan, age 50 or older, credited with at least five years of service and elected during the Window Period to retire. There were 107 employees who elected to retire under the special retirement program.

    The accounting for the effects of the acquisition by Williams included the recognition of the difference between Retirement Plan assets and the benefit obligations related to pensions, including the effects of the special retirement program discussed above. The recognition of these amounts was offset by an equal reduction to the Company's regulatory liability to customers for prepaid pension costs.

    Due to the acquisition by Williams, the 1995 Plan year end was amended to December 31 from September 30. The funded status of the Retirement Plan did not change materially from September 30, 1994 to December 31,

1994. The following table sets forth the funded status of the Retirement Plan at December 31, 1995, and September 30,
1994, and the prepaid pension costs as of December 31, 1995 and 1994, (expressed in thousands):

                                                               1995       1994
Actuarial present value of accumulated benefit obligation,
  including vested benefits of $31,344 at January 1, 1996,
  and $50,214 at October 1, 1994                            $(33,557)  $(52,381)

Actuarial present value of projected benefit obligation     $(54,259)  $(88,641)
Plan assets at fair value                                     99,946    102,992
Plan  assets  in  excess of projected benefit  obligation     45,687     14,351
Unrecognized net loss (gain)                                 (40,636)    17,655
Unrecognized transition cost                                    -       (11,583)
Unrecognized prior service cost                               (1,427)     4,447
     Prepaid pension costs                                  $  3,624   $ 24,870

    Prepaid pension costs related to the Retirement Plan have been classified as other assets in the accompanying balance sheets.

    The following table sets forth the components of net pension cost for the Retirement Plan, which is included in the accompanying financial statements, for the years ended December 31, 1995, 1994 and 1993 (expressed in thousands):

                                                   1995         1994       1993
Service cost-benefits earned during
  the period                                     $  2,383     $  4,175   $  3,867
Interest cost on projected benefit
  obligation                                        5,665        5,993      4,687
Actual return on plan assets                      (24,285)      (3,431)   (13,595)
Net amortization and deferral                      16,357       (7,185)     3,953
      Net pension cost (income)                  $    120     $   (448)  $ (1,088)
Regulatory deferral of costs (income)                (120)         448      1,088
      Net pension expense                        $   -        $   -      $   -

    The  projected unit credit method is used to determine  the  actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the years 1995, 1994 and 1993:

                                            1995       1994      1993

   Discount rate                            7.25%      7.50%     7.25%
   Rate of increase in future
     compensation levels                    5.00%      5.00%     5.00%
   Expected long-term rate of
     return on assets                      10.00%     10.00%    10.00%

    Pension costs are determined using the assumptions as of the beginning of the Retirement Plan year. The funded status is determined using the assumptions as of the end of the Retirement Plan year. The effects of the restructuring are included in the funded status of the Retirement Plan reported above.

    On January 1, 1996, the Plan was restructured, as the result of a Williams' study in which the Company participated, in order to adhere to a new common benefit plan structure under Williams.

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

    In 1993, the Company adopted SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires the Company to accrue, during the years that employees render the necessary service, the estimated cost of providing postretirement benefits other than pensions to those employees. At the January 1, 1993 date of adoption of SFAS 106, the Company's postretirement benefits obligation (transition obligation) was $68 million. Prior to the acquisition by Williams, the transition obligation was being amortized over the remaining service life of active participants. On the acquisition date, the Company immediately recognized the difference between Employee Welfare Benefit Plan assets and the benefit obligations of the Employee Welfare Benefit Plan, offset by an increase in the Company's regulatory asset due to the expected future rate recovery of these costs.

    The following table sets forth the Employee Welfare Benefit Plan's funded status at December 31, 1995 and 1994, reconciled with the accrued postretirement benefit cost included in the accompanying balance sheets (expressed in thousands):

                                                        1995        1994
   Accumulated postretirement benefit obligation:
      Retirees                                       $(71,742)    $(49,700)
      Fully eligible active plan participants            (818)      (5,515)
      Other active plan participants                  (13,837)     (31,815)
                                                      (86,397)     (87,030)
   Plan assets at fair value                           40,089       28,749
   Accumulated postretirement benefit obligation
      in excess of plan assets                        (46,308)     (58,281)
   Unrecognized net (gain)                            (12,274)      (9,417)
   Prior service cost                                  (2,202)        -
   Unrecognized transition obligation                    -          61,516
   Accrued postretirement benefit cost               $(60,784)    $ (6,182)

    The following table sets forth the components of the net periodic postretirement benefit cost, net of deferred costs, which is included in the accompanying financial statements for the years ended December 31, 1995, 1994 and 1993 (expressed in thousands):

                                                      1995        1994       1993
Service  cost-benefits earned during the period    $  2,255    $  2,985   $  2,430
Interest cost on accumulated postretirement
  benefit obligation                                  6,937       6,585      6,325
Actual return on plan assets                         (6,350)       (583)    (2,548)
Amortization of transition obligation                  -          3,238      3,238
Net amortization and deferral                         4,024      (1,400)     1,356
    Net periodic postretirement benefit cost       $  6,866    $ 10,825   $ 10,801
Regulatory recovery (deferral) of costs               4,063        (543)    (5,013)
    Net periodic postretirement benefit expense    $ 10,929    $ 10,282   $  5,788

    The annual expense is subject to change in future periods as a result of, among other things, the passage of time, changes in participants, changes in Employee Welfare Benefit Plan benefits and changes in assumptions upon which the estimates are made.

    For measurement purposes as of December 31, 1995, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 10.8% for retirees and 9.7% to 11.3% for active employees. The rate was assumed to decrease gradually to 5% for the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost components of the postretirement benefit expense for the year 1996 by $1.6 million and the accumulated postretirement benefit obligation as of December 31, 1996, by $15.2 million.

    Employee Welfare Benefit Plan assets are held by a master trust, which is managed by external investment organizations and consists primarily of domestic and foreign common stocks, commercial paper and government bonds. The following table summarizes the various assumptions used to determine the projected benefit obligation for the years 1995, 1994 and 1993:

                                            1995       1994      1993

   Discount rate                            7.25%      7.75%     7.25%
   Rate of increase in future
     compensation levels                    5.00%      5.00%     5.00%
   Expected long-term rate of
     return on assets                       6.00%      7.00%     7.00%

    The Company recognizes expense concurrent with the recovery in rates. Since the Company's Retirement Plan is overfunded, the Company is not currently recovering any amounts through rates.

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

    In April 1995, the Company placed into effect a general rate case, which received final approval from the FERC on February 20, 1996, that provides for postretirement benefit costs pursuant to SFAS 106 to be collected in rates and for the establishment of a regulatory asset for the difference between its postretirement benefits expense under SFAS 106 and the amount it collects in its rates. Pursuant to its latest rate case filing, the Company proposes to recover through rates the regulatory asset over a 15-year period from January 1, 1996.

    On January 1, 1996, as a result of adopting revised benefit plans, the Company will no longer offer postretirement medical benefits to employees hired after December 31, 1995.


G.  Fair Value of Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

   Cash and Short-Term Financial Assets and Liabilities: For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

  Long-Term Notes Receivable: The carrying amount for the long-term notes receivable, which are shown as advances to affiliates in the accompanying balance sheets, is a reasonable estimate of fair value. As discussed in Note A, the notes earn a variable rate of interest which is adjusted regularly to reflect current market conditions.

  Long-Term Debt: All of the Company's long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 1995 and 1994.

       The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994, are as follows (expressed in thousands):

                                                  Carrying                Fair
                                                   Amount                 Value
                                              1995        1994       1995       1994
   Financial Assets:
     Cash and short-term financial assets   $113,508   $ 28,850   $113,508   $ 28,850
     Long-term notes receivable              125,000    124,000    125,000    124,000
   Financial Liabilities:
     Short-term  financial  liabilities         -         1,769       -         1,769
     Long-term debt                          255,860    246,442    278,000    238,825

H.  Major Customers

    Listed below are sales and transportation revenues received from the Company's major customers in 1995, 1994 and 1993, portions of which are included in the refund reserves discussed in Note C (expressed in thousands):

                              Post-Acqusition                  Pre-Acquisition
                                                For the Period
                              For the Period      January 1,      For the       For the
                             January 18, 1995      1995 to       Year Ended    Year Ended
                              to December 31,     January 17,    December 31,  December 31,
                                   1995             1995            1994          1993
    Indiana Gas Company, Inc.    $ 23,456          $ 1,693        $ 35,712      $ 49,825
    Transcontinental Gas Pipe
      Line Corporation             34,958            1,481          35,705        33,913

    Transcontinental Gas Pipe Line Corporation is an affiliate of the Company.

I.  Quarterly Information (Unaudited)

   The following summarizes selected quarterly financial data for 1995 and 1994 (expressed in thousands):

                         Pre-Acquisition             Post-Acquisition
                         For the Period    For the Period
                           January 1,       January 18,              1995
                            1995 to           1995 to     ---------------------------
                           January 17,       March 31,    Second     Third     Fourth
                             1995              1995       Quarter   Quarter    Quarter
Operating revenues          $ 19,301         $ 81,478     $ 72,866  $ 65,726   $102,833
Operating expenses            20,113           58,484       64,019    62,847     75,461
  Operating income (loss)       (812)          22,994        8,847     2,879     27,372
Other (income) deductions:
  Interest expense             1,122            4,634        5,703     5,857      7,326
  Other (income), net           (504)          (1,922)      (3,214)   (3,283)    (3,877)
   Total other (income)
     deductions:                 618            2,712        2,489     2,574      3,449
Income (loss) before
  income taxes                (1,430)          20,282        6,358       305     23,923
Provision for income taxes     1,884            8,475        3,118       816     10,133

Net income (loss)           $ (3,314)        $ 11,807     $  3,240  $   (511)  $ 13,790


                                                    Pre-Acquisition
                                                         1994
                                        First    Second      Third    Fourth
                                      Quarter    Quarter    Quarter   Quarter
Operating revenues                   $134,238   $ 94,477   $ 75,923  $105,588
Operating expenses                    103,489     85,486     70,624    78,878
      Operating income                 30,749      8,991      5,299    26,710
Other (income) deductions:
   Interest expense                     6,447      7,159      6,976     6,899
   Other (income), net                 (2,123)    (2,919)    (3,220)   (3,011)
      Total other (income)
        deductions                      4,324      4,240      3,756     3,888
Income before income taxes             26,425      4,751      1,543    22,822
Provision for income taxes             10,462      1,992        773     9,835

Net income                           $ 15,963   $  2,759   $    770  $ 12,987

Item 9.  Disagreements on Accounting and Financial Disclosure.

   Not Applicable.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

   Included in Item 8, Part II of this Report

      Reports of Independent Auditors on Financial Statements

      Report of Management

      Balance Sheets at December 31, 1995 and 1994

      Statements of Income for the period January 18,  1995
        to December 31, 1995, for the period January 1, 1995 to January 17, 1995 and for the years ended December 31, 1994 and 1993

      Statements of Retained Earnings and Paid-In Capital for the period January 18, 1995 to December 31, 1995, for the period January 1, 1995 to January 17, 1995 and for the years ended December 31, 1994 and 1993

      Statements  of Cash Flows for the period January  18, 1995  to
        December  31, 1995, for the period January  1, 1995 to
        January 17, 1995 and for the years ended December 31, 1994 and 1993

      Notes to Financial Statements

    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 (a) 3.  Exhibits

         3.1 Copy of Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 of the 1987 Form 10-K - File No. 1-4169).

       * 3.2   Copy of Bylaws of the Corporation

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

                               TEXAS GAS TRANSMISSION CORPORATION


                               By:       /S/ E. J. Ralph
                                             E. J. Ralph,
                                     Vice President, Treasurer,
                                    Controller and Assistant Secretary

Dated:   March 27, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /s/ Brian E. O'Neill *       President and Chief Executive Officer
     Brian E. O'Neill         (Principal Executive Officer)

 /s/ E. J. Ralph *            Vice President, Treasurer, Controller, and
     E. J. Ralph              Assistant Secretary (Principal Financial
                              and Accounting Officer)

 /s/ Keith E. Bailey *        Director
     Keith E. Bailey

 /s/ Gary D. Lauderdale *     Director
     Gary D. Lauderdale

 /s/ Kim R. Cocklin *         Director
     Kim R. Cocklin

 /s/ Norris E. McDivitt *     Director
     Norris E. McDivitt

 /s/ Lewis A. Posekany, Jr. * Director
     Lewis A. Posekany, Jr.

*By: /s/ E. J. Ralph           Vice President, Treasurer, Controller,
         E. J. Ralph           and Assistant Secretary

Dated:  March 27, 1996