Form 10-Q
period 1996-03-31
TEXAS GAS TRANSMISSION CORP
filed 1996-05-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of May 10, 1996

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)  and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      TEXAS GAS TRANSMISSION CORPORATION

                                     INDEX



                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements.....................................    3

Post-acquisition and Pre-acquisition Operations:
   Balance Sheets at
      March 31, 1996 and December 31, 1995........................  3-4

   Statements of Income
      For the Three Months Ended March 31, 1996,
      For the Period January 18, 1995 to March 31, 1995, and
      For the Period January 1, 1995 to January 17, 1995 .........    5

   Statements of Cash Flows
      For the Three Months Ended March 31, 1996,
      For the Period January 18, 1995 to March 31, 1995, and
      For the Period January 1, 1995 to January 17, 1995 .........    6

   Condensed Notes to Financial Statements........................ 7-10

Item 2.  Management's Narrative Analysis of
         the Results of Operations................................11-13

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K ..........................   14

Signatures........................................................   15

Item 1. Financial Statements

                      TEXAS GAS TRANSMISSION CORPORATION

                                BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)

                                             March 31,        December 31,
              ASSETS                           1996              1995
Current Assets:
  Cash and temporary cash investments     $      540         $      206
  Receivables:
    Trade                                      3,671              6,798
    Affiliates                                 1,505              1,546
    Other                                        474              1,150
  Advances to affiliates                     125,330            113,289
  Transportation and exchange gas
    receivable                                 4,586              3,113
  Costs recoverable from customers:
    Gas purchase                                -                 1,729
    Gas supply realignment                    10,380             15,730
    Other                                      8,712             10,912
  Inventories                                 14,852             14,707
  Deferred income taxes                        4,589             12,744
  Gas stored underground                      14,926               -
  Other                                        3,321              2,636
    Total current assets                     192,886            184,560

Advances to Affiliates                       125,000            125,000

Investments, at Cost                           1,552              5,853

Property, Plant and Equipment, at cost:
  Natural gas transmission plant             915,724            925,829
  Less -- Accumulated depreciation and
    amortization                              35,095             26,643
    Property, plant and equipment, net       880,629            899,186

Other Assets:
  Gas stored underground                     104,458            103,421
  Costs recoverable from customers            72,247             73,879
  Other                                        7,103              6,218
    Total other assets                       183,808            183,518

    Total Assets                          $1,383,875         $1,398,117

   The accompanying condensed notes are an integral part of these financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION

                                BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)

                                              March 31,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY            1996               1995
Current Liabilities:
  Payables:
    Trade                                    $    6,088         $    6,857
    Affiliates                                   21,792             20,566
    Other                                         7,199             20,733
  Transportation and exchange gas payable         3,157              8,031
  Accrued liabilities                            69,556             52,250
  Accrued gas supply realignment costs            6,084             16,717
  Costs refundable to customers                   8,202              4,618
  Reserve for regulatory and rate matters        23,248             25,576
    Total current liabilities                   145,326            155,348

Long-Term Debt                                  255,052            255,860

Other Liabilities and Deferred Credits:
  Income taxes refundable to customers            4,096              4,979
  Deferred income taxes                         139,742            138,308
  Postretirement benefits other than pensions    49,222             54,400
  Other                                          46,714             43,984
    Total other liabilities and deferred
      credits                                   239,774            241,671

Contingent Liabilities and Commitments

Stockholder's Equity:
  Common stock, $1.00 par value, 1,000 shares
    authorized, issued and outstanding                1                  1
  Premium on capital stock and other paid-in
    capital                                     734,446            740,446
  Retained earnings                               9,276              4,791
    Total stockholder's equity                  743,723            745,238

    Total Liabilities and Stockholder's
      Equity                                 $1,383,875         $1,398,117

  The accompanying condensed notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION

                             STATEMENTS OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                          Post-Acquisition          Pre-Acquisition
                                                                    For the Period
                                   For the Three    For the Period     January 1,
                                   Months Ended    January 18, 1995     1995 to
                                     March 31,       to March 31,      January 17,
                                       1996             1995              1995
Operating Revenues:
  Gas sales                         $  21,772        $  14,272          $  3,239
  Gas transportation                  100,695           66,810            15,932
  Other                                   503              396               130
   Total operating revenues           122,970           81,478            19,301

Operating Costs and Expenses:
  Cost of gas sold                     21,786           14,160             3,188
  Cost of gas transportation           16,602            8,039             2,134
  Operation and maintenance            13,686           11,009             2,433
  Administrative and general           16,193           13,333             3,086
  Provision for severance benefits       -                -                6,772
  Depreciation and amortization        10,730            9,503             1,779
  Taxes other than income taxes         3,911            2,953               721
   Total operating costs and expenses  82,908           58,997            20,113

Operating Income (Loss)                40,062           22,481              (812)

Other (Income) Deductions:
  Interest expense                      5,316            4,634             1,122
  Interest income                      (3,553)          (2,410)             (560)
  Miscellaneous other (income)
    deductions                            300              (25)               56
   Total other deductions               2,063            2,199               618

Income (Loss) Before Income Taxes      37,999           20,282            (1,430)

Provision for Income Taxes             15,057            8,475             1,884

Net Income (Loss)                   $  22,942        $  11,807          $ (3,314)

   The accompanying condensed notes are an integral part of these financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

                      TEXAS GAS TRANSMISSION CORPORATION
                           STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                             Post-Acquisition          Pre-Acquisition
                                                                       For the Period
                                      For the Three    For the Period     January 1,
                                      Months Ended    January 18, 1995     1995 to
                                        March 31,       to March 31,      January 17,
                                          1996             1995              1995
OPERATING ACTIVITIES:
  Net income (loss)                    $  22,942        $  11,807          $ (3,314)
  Adjustments to reconcile to cash
   provided from operations:
    Depreciation and depletion            10,730            9,503             1,779
    Provision for deferred income taxes    9,589            1,428              (695)
    Changes in receivables sold              400          (12,194)          (14,806)
    Changes in receivables                 2,422            3,630             2,113
    Changes in inventories                  (145)             513               118
    Changes in other current assets        8,531            8,138             2,048
    Changes in accounts payable          (14,302)          (5,857)           (3,607)
    Changes in accrued liabilities        (4,176)           8,416             4,913
    Other, including changes in non-
      current assets and liabilities         838            8,410             5,490
       Net cash provided (used) by
          operating activities            36,829           33,794            (5,961)

FINANCING ACTIVITIES:
  Dividends and returns of capital       (20,000)            -                 -
  Other -- net                              -                  13                59
       Net cash (used) provided by
          financing activities           (20,000)              13                59

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures, net of AFUDC    (4,443)         (11,879)           (1,898)
    Proceeds from sales and salvage
      values, net of costs of removal        (11)             224               (21)
  Advances to affiliates, net            (12,041)         (23,016)            7,852
       Net cash (used) provided by
          investing activities           (16,495)         (34,671)            5,933

Increase (Decrease) in Cash and Cash
  Equivalents                                334             (864)               31
Cash and Cash Equivalents at Beginning
  of Period                                  206              943               912
Cash and Cash Equivalents at End of
  Period                               $     540        $      79          $    943

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
   Interest (net of amount capitalized)$   4,752        $    -             $  4,856
   Income taxes, net                       5,414             -               (7,395)

   The accompanying condensed notes are an integral part of these financial statements.

                      TEXAS GAS TRANSMISSION CORPORATION
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

  Seasonal Variation

   Operating income may vary by quarter. Based on current rate structure, the Company experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

   Basis of Presentation

     The financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As a result of the change in control of the Company to Williams on January 18, 1995, the Statement of Income and Statement of Cash Flows for the three months ended March 31, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of the Company's management, are necessary to present fairly its financial position at March 31, 1996, and results of operations and cash flows for the three months ended March 31, 1996, the period January 18, 1995 to March 31, 1995, and the period January 1, 1995 to January 17, 1995, and cash flows for the three months ended March 31, 1996, the period January 18, 1995 to March 31, 1995, and the period January 1, 1995 to January 17, 1995. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1995 Annual Report on Form 10-K.

     The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at March 31, 1996 is an aggregate of $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated useful lives of these assets at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

     Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

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

     In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100% of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery will be collected via demand surcharges on the Company's firm transportation rates; the remaining 10% should be recovered from its interruptible transportation service.

     Through March 31, 1996, the Company had paid approximately $63.9 million for GSR costs, primarily as a result of contract terminations, and has recorded a liability of approximately $16.1 million for its estimated remaining GSR costs. The Company has recovered approximately $49.6 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $17.6 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

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

In October 1995, the Company received FERC approval of a settlement with its customers, under which requirements the Company ultimately absorbed approximately $0.7 million of these costs, which was recognized as expense in 1995. Refunds of overrecovered amounts totaling $4 million were issued in December 1995 and January 1996.

    General Rate Issues

     On September 30, 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC on September 29, 1995, and approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million including interest, for which the Company had provided a reserve, were made to customers in April 1996.

    During 1995 and 1996, the Company made filings to reflect changes in costs of transportation by others, pursuant to the Transportation Cost Adjustment tracker provisions of its approved tariff. Pursuant to that tariff, in May 1995, the Company refunded $13.3 million of overcollected transportation costs.

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

    Environmental Matters

     Since 1989, the Company has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that may be incurred over the next two to three years will total approximately $4 million to $10 million. As of March 31, 1996, the Company had a reserve of approximately $5 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

     The  Company  used lubricating oils containing polychlorinated  biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970's, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. The Company continues to work closely with the
U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues and has programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $4 million to $10 million range discussed above.

     The Company currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at two Superfund waste disposal sites and one state waste disposal site. The anticipated remediation costs, if any, associated with these sites have been included in the $4 million to $10 million range discussed above.

    The Company considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors. To date, the Company has been permitted recovery of environmental costs incurred, and it is the Company's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, the estimated recoveries of environmental assessment and remediation costs have been recorded as regulatory assets in the accompanying balance sheets.

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

C.  Adoption of Accounting Standard

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on the Company's financial position or results of operations.

 Item 2.  Management's Narrative Analysis of the Results of Operations
                  (Filed Pursuant to General Instruction H)

                                 Introduction

     As discussed in Note A, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations. The following analysis represents a pro forma comparison of the full first quarters of the current and prior years, with disclosure of material variances due to the acquisition.


                       Financial Analysis of Operations
                 Three Months Ended March 31, 1996 Compared to
                       Three Months Ended March 31, 1995


     Operating income was $18 million higher for the three months ended March 31, 1996, than for the three months ended March 31, 1995. The increase in operating income was primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, a recent rate case settlement which resulted in a first quarter 1996 adjustment to rate refund accruals and the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams. Compared to 1995, net income was $14 million higher due to the same reasons discussed above and the lack of tax benefits associated with the provision for severance benefits incurred in 1995.

     Operating revenues increased $22 million primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, a recent rate case settlement which resulted in a first quarter 1996 adjustment to rate refund accruals and higher gas sales due to higher gas prices in 1996 than in 1995. As discussed in Note B, "Summary of Significant Accounting Policies," of the Company's 1995 Annual Report on Form 10-K, the Company's gas sales have no impact on its results of operations. Mainline deliveries were 240.1 TBtu and 193.6 TBtu for the first quarter of 1996 and 1995, respectively, which, to a lesser extent, also contributed to increased revenues.

     Operating expenses increased $4 million primarily attributable to higher cost of gas sold due to higher gas prices and higher cost of transportation of gas by others which is recovered through rates, partially offset by the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams.

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

     When restructured tariffs became effective under FERC Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. While the Company has not currently experienced any major capacity turnback, the Company, like other pipelines, is evaluating the consequences of potential demand reductions on system utilization and cost structure to remaining customers. The Company expects it will be able to remarket most, if not all, capacity which becomes available on its system.


                       Financial Condition and Liquidity

     On May 1, 1995, Transco paid as a dividend to Williams all of Transco's interests in the Company. Williams has indicated that it intends to maintain and expand the existing core business of the Company and to promptly pursue new business opportunities made available as a result of the merger. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. The Company expects that its acquisition by Williams will further enhance its financial and operational strength, as well as allow the Company to take advantage of new opportunities for growth. If necessary, the Company also expects to be able to access public and private capital markets to finance its capital requirements.

     The Company is a participant with other Williams subsidiaries in an $800 million credit agreement under which the Company may borrow up to $200 million. Interest rates vary with current market conditions. As of March 31, 1996, the Company had no amounts outstanding under this facility.

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

     In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. On March 31, 1996, and on December 31, 1995, $27 million of such receivables were sold.

     The Company's capital expenditures for the first three months of 1996 and 1995 were $4 million and $14 million, respectively. Capital expenditures for

1996 are expected to approximate $55 million. The Company's debt as a percentage of total capitalization at March 31, 1996 and December 31, 1995 was 25.5% and 25.6%, respectively.

    In September 1994, the Company filed a general rate case (Docket No. RP94-
423) which was effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC on September 29, 1995, and was approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million including interest, for which the Company had provided a reserve, were made to customers in April 1996.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:   May 13, 1996           BY:       /s/ G. D. Lauderdale
                                   -------------------------------
                                          G. D. Lauderdale
                                        Senior Vice President
                                         and General Manager


DATE:   May 13, 1996           BY:       /s/ E. J. Ralph
                                   -------------------------------
                                          E. J. Ralph
                                     Vice President, Treasurer,
                                 Controller, and Assistant Secretary