Form 10-Q
period 1996-06-30
TEXAS GAS TRANSMISSION CORP
filed 1996-08-12
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 9, 1996

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                              INDEX



                                                 Page
                                                Number

Part I.  Financial Information

Item 1.  Financial Statements..................................    3

Post-acquisition and Pre-acquisition Operations:
  Balance Sheets at
     June 30, 1996 and December 31, 1995.......................  3-4

  Statements of Income
     For the Three Months Ended June 30, 1996 and 1995,
     For the Six Months Ended June 30, 1996,
     For the Period January 18, 1995 to June 30, 1995, and
     For the Period January 1, 1995 to January 17, 1995........  5-6

  Statements of Cash Flows
     For the Six Months Ended June 30, 1996,
     For the Period January 18, 1995 to June 30, 1995, and
     For the Period January 1, 1995 to January 17, 1995........    7

  Condensed Notes to Financial Statements...................... 8-12

Item 2.  Management's Narrative Analysis of
         the Results of Operations.............................13-15

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K .......................   16

Signatures.....................................................   17

Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                         BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            June 30,    December 31,
                    ASSETS                   1996         1995
Current Assets:
 Cash and temporary cash investments     $      195    $      206
 Receivables:
   Trade                                      2,574         6,798
   Affiliates                                 4,085         1,546
   Other                                        952         1,150
 Advances to affiliates                      84,850       113,289
 Transportation and exchange gas
   receivable                                14,301         3,113
 Costs recoverable from customers:
   Gas purchase                                -            1,729
   Gas supply realignment                    10,133        15,730
   Other                                      9,236        10,912
 Inventories                                 15,996        14,707
 Deferred income taxes                        8,284        12,744
 Gas stored underground                      11,115          -
 Other                                        2,209         2,636
   Total current assets                     163,930       184,560

Advances to Affiliates                      125,000       125,000

Investments, at Cost                          1,519         5,853

Property, Plant and Equipment
 Natural gas transmission plant, at cost    925,618       925,829
 Less -- Accumulated depreciation and
   amortization                              44,998        26,643
   Property, plant and equipment, net       880,620       899,186

Other Assets:
 Gas stored underground                      96,890       103,421
 Costs recoverable from customers            68,452        73,879
 Other                                        6,342         6,218
   Total other assets                       171,684       183,518

   Total Assets                          $1,342,753    $1,398,117

 The accompanying condensed notes are an integral part of these financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                         BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                                June 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              1996         1995
Current Liabilities:
 Payables:
   Trade                                      $    4,661    $    6,857
   Affiliates                                     22,015        20,566
   Other                                           6,472        20,733
 Transportation and exchange gas payable           2,303         8,031
 Accrued liabilities                              67,649        52,250
 Accrued gas supply realignment costs              5,827        16,717
 Costs refundable to customers                     6,840         4,618
 Reserve for regulatory and rate matters           1,018        25,576
   Total current liabilities                     116,785       155,348

Long-Term Debt                                   254,583       255,860

Other Liabilities and Deferred Credits:
 Income taxes refundable to customers              3,967         4,979
 Deferred income taxes                           139,983       138,308
 Postretirement benefits other than pensions      50,940        54,400
 Other                                            47,437        43,984
   Total other liabilities and deferred
     credits                                     242,327       241,671

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                  1             1
 Premium on capital stock and other paid-in
   capital                                       728,446       740,446
 Retained earnings                                   611         4,791
   Total stockholder's equity                    729,058       745,238

   Total Liabilities and Stockholder's
     Equity                                   $1,342,753    $1,398,117


 The accompanying condensed notes are an integral part of these financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                         For the Three     For the Three
                                         Months Ended      Months Ended
                                         June 30, 1996     June 30, 1995
Operating Revenues:
 Gas sales                                $ 12,852           $ 12,071
 Gas transportation                         61,757             59,914
 Other                                         515                881
   Total operating revenues                 75,124             72,866

Operating Costs and Expenses:
 Cost of gas sold                           12,708             12,007
 Cost of gas transportation                  6,788             10,485
 Operation and maintenance                  15,533             14,051
 Administrative and general                 15,149             14,122
 Depreciation and amortization              10,347              9,738
 Taxes other than income taxes               3,744              3,616
   Total operating costs and expenses       64,269             64,019

Operating Income                            10,855              8,847

Other (Income) Deductions:
 Interest expense                            5,281              5,703
 Interest income                            (3,380)            (3,164)
 Miscellaneous other (income) deductions       291                (50)
   Total other deductions                    2,192              2,489

Income Before Income Taxes                   8,663              6,358

Provision for Income Taxes                   3,328              3,118

Net Income                                $  5,335           $  3,240

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


               TEXAS GAS TRANSMISSION CORPORATION

                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                     Post-Acquisition        Pre-Acquisition
                                                             For the Period
                               For the Six   For the Period    January 1,
                              Months Ended   January 18,1995    1995 to
                                June 30,       to June 30,     January 17,
                                 1996             1995           1995
Operating Revenues:
 Gas sales                      $ 34,624        $ 26,343        $ 3,239
 Gas transportation              162,452         126,724         15,932
 Other                             1,018           1,277            130
   Total operating revenues      198,094         154,344         19,301

Operating Costs and Expenses:
 Cost of gas sold                 34,493          26,167          3,188
 Cost of gas transportation       23,390          18,524          2,134
 Operation and maintenance        29,219          25,060          2,433
 Administrative and general       31,343          27,445          3,086
 Provision for severance benefits   -               -             6,772
 Depreciation and amortization    21,076          19,241          1,779
 Taxes other than income taxes     7,655           6,569            721
   Total operating costs
     and expenses                147,176         123,006         20,113

Operating Income (Loss)           50,918          31,338           (812)

Other (Income) Deductions:
 Interest expense                 10,598          10,337          1,122
 Interest income                  (6,934)         (5,574)          (560)
 Miscellaneous other (income)
   deductions                        592             (65)            56
   Total other deductions          4,256           4,698            618

Income (Loss) Before Income
  Taxes                           46,662          26,640         (1,430)

Provision for Income Taxes        18,385          11,593          1,884

Net Income (Loss)               $ 28,277        $ 15,047        $(3,314)

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

               TEXAS GAS TRANSMISSION CORPORATION
                    STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                        Post-Acquisition        Pre-Acquisition
                                                                For the Period
                                  For the Six   For the Period    January 1,
                                 Months Ended   January 18,1995    1995 to
                                   June 30,       to June 30,     January 17,
                                    1996             1995           1995

OPERATING ACTIVITIES:
 Net income (loss)                 $ 28,277        $ 15,047        $ (3,314)
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and depletion        21,076          19,241           1,779
   Provision for deferred income
     taxes                            6,135          (8,900)           (695)
   Changes in receivables sold      (11,600)           -            (14,806)
   Changes in receivables             4,220           4,992           2,113
   Changes in inventories            (1,289)            374             118
   Changes in other current assets   11,564          26,638           2,048
   Changes in accounts payable      (16,456)         (4,165)         (3,607)
   Changes in accrued liabilities   (30,713)         (7,752)          4,913
   Other, including changes in
    noncurrent assets and
    liabilities                      15,563          (6,702)          5,490
      Net cash provided (used) by
         operating activities        26,777          38,773          (5,961)

FINANCING ACTIVITIES:
 Dividends and returns of capital   (40,000)           -               -
 Other -- net                          -                (50)             59
      Net cash (used) provided by
         financing activities       (40,000)            (50)             59

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures,
     net of AFUDC                   (14,723)        (17,535)         (1,898)
   Proceeds from sales and
     salvage values, net of costs
     of removal                        (504)         11,563             (21)
 Advances to affiliates, net         28,439         (33,593)          7,852
      Net cash provided (used) by
         investing activities        13,212         (39,565)          5,933

(Decrease) Increase in Cash and
  Cash Equivalents                      (11)           (842)             31
Cash and Cash Equivalents at
  Beginning of Period                   206             943             912
Cash and Cash Equivalents at
  End of Period                    $    195        $    101        $    943

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount
    capitalized)                   $ 12,389        $  6,797        $  4,856
   Income taxes (refunds), net        8,706          10,770          (7,395)

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

   Seasonal Variation

    Operating income may vary by quarter. Because of its current rate structure, the Company experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

   Basis of Presentation

   The financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and
regulations  of the Securities and Exchange Commission.   Certain
information   and  footnote  disclosures  normally  included   in
financial   statements  prepared  in  accordance  with  generally
accepted accounting principles have been condensed or omitted. As a result of the change in control of the Company to Williams on January 18, 1995, the Statement of Income and Statement of Cash Flows for the six months ended June 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995
and  a  post-acquisition period beginning January 18, 1995.   The
accompanying   unaudited   financial   statements   include   all
adjustments, both normal recurring and others, which, in the opinion of the Company's management, are necessary to present fairly its financial position at June 30, 1996, and December 31, 1995; results of operations and cash flows for the six months ended June 30, 1996, the period January 18, 1995 to June 30, 1995, the period January 1, 1995 to January 17, 1995; and results of operations for the three months ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1995 Annual Report on Form 10-K and the Company's 1996 First Quarter Report on Form 10-Q.

    The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at June 30, 1996 is an aggregate of $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated useful lives of these assets at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

   Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

B.  Contingent Liabilities and Commitments

   Regulatory and Rate Matters and Related Litigation

   FERC Order 636

    Effective November 1, 1993, the Company restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services. FERC Order 636 also provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for the Company, are primarily related to Gas Supply Realignment (GSR) costs and unrecovered purchased gas costs. Certain aspects of the Company's FERC Order 636 restructuring are under appeal.

    On July 16, 1996, the United States Court of Appeals for the District of Columbia (D.C. Circuit Court) issued an order which in part affirmed and in part remanded FERC Order 636. However, the court stated that FERC Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted. Although no assurances can be given as regards the appeals of the Company's restructuring case, the effect of those appeals should be limited since FERC Order 636 was largely upheld.

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

    The aforementioned July 16, 1996, D.C. Circuit Court decision concerning FERC Order 636 has remanded to the FERC the issues of whether pipelines should absorb a portion of FERC Order 636 transition costs and whether 10% of such costs should be allocated to interruptible transportation services; however, the Company should be unaffected by such remand due to the Company's GSR settlement, discussed below, which is not subject to appeal.

    Through June 30, 1996, the Company had paid approximately $64.2 million for GSR costs, primarily as a result of contract terminations, and has recorded a liability of approximately $15.8 million for its estimated remaining GSR costs. The Company has recovered approximately $52.1 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $15.1 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

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

     Additionally, the Company's transition costs included unrecovered purchased gas costs for periods prior to November 1, 1993, pursuant to FERC Order 636. In October 1995, the Company received FERC approval of a settlement with its customers, under which requirements the Company ultimately absorbed approximately $0.7 million of these costs, which was recognized as expense in 1995. Refunds of overrecovered amounts totaling $4 million were issued in December 1995 and January 1996.

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

   Other Litigation

    On July 18, 1996, Jack J. Grynberg filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries, including the Company, are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines intend to vigorously defend against these claims.

   Environmental Matters

    Since 1989, the Company has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that may be incurred over the next two to three years will total approximately $4 million to $10 million. As of June 30, 1996, the Company had a reserve of approximately $5 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

Item  2.   Management's  Narrative Analysis  of  the  Results  of
           Operations
           (Filed Pursuant to General Instruction H)

                          Introduction

    As discussed in Note A, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations. The following analysis represents a pro forma comparison of the full first six months of the current and prior years, with disclosure of material variances due to the acquisition.


                Financial Analysis of Operations
           Six Months Ended June 30, 1996 Compared to
                 Six Months Ended June 30, 1995


    Operating income was $20 million higher for the six months ended June 30, 1996, than for the six months ended June 30, 1995. The increase in operating income was primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, a recent rate case settlement which resulted in a first quarter 1996 adjustment to rate refund accruals and the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams. Compared to 1995, net income was $17 million higher due to the same reasons discussed above and the lack of tax benefits associated with the provision for severance benefits incurred in 1995. Because of its rate structure, the Company typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

     Operating revenues increased $24 million primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, a recent rate case settlement which resulted in a first quarter 1996 adjustment to rate refund accruals and higher gas sales due to higher gas prices in 1996 than in 1995. As discussed in Note B, "Summary of Significant Accounting Policies," of the Company's 1995 Annual Report on Form 10-K, the Company's gas sales have no impact on its results of operations. Mainline deliveries were 414.4 TBtu and 321.5 TBtu for the six months of 1996 and 1995, respectively, which, to a lesser extent, also contributed to increased revenues.

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

    The Company is a participant with other Williams subsidiaries in an $800 million credit agreement under which the Company may borrow up to $200 million. Interest rates vary with current market conditions. As of June 30, 1996, the Company had no amounts outstanding under this facility.

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

   In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. On June 30, 1996, and on December 31, 1995, $16 million and $27 million, respectively, of such receivables were sold.

   The Company's capital expenditures for the first six months of 1996 and 1995 were $15 million and $19 million, respectively. Capital expenditures for 1996 are expected to approximate $55 million. The Company's debt as a percentage of total capitalization at June 30, 1996 and December 31, 1995 was 25.9% and 25.6%, respectively.

    In September 1994, the Company filed a general rate case (Docket No. RP94-423) which was effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC on September 29, 1995, and was approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million including interest, for which the Company had provided a reserve, were made to customers in April 1996.

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

                               TEXAS GAS TRANSMISSION CORPORATION



DATE:  August 12, 1996         BY:  /s/ G. D. Lauderdale
                                    ---------------------------
                                        G. D. Lauderdale
                                      Senior Vice President
                                       and General Manager


DATE:  August 12, 1996         BY:  /s/ E. J. Ralph
                                    ---------------------------
                                        E. J. Ralph
                                    Vice President, Treasurer,
                                 Controller, and Assistant Secretary