Form 10-Q
period 1996-09-30
TEXAS GAS TRANSMISSION CORP
filed 1996-11-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of November 8, 1996

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                              INDEX



                                                                    Page
                                                                   Number

Part I.  Financial Information

Item 1.  Financial Statements.....................................    3

Post-acquisition and Pre-acquisition Operations:
  Balance Sheets at
     September 30, 1996 and December 31, 1995.....................  3-4

  Statements of Income
     For the Three Months Ended September 30, 1996 and 1995,
     For the Nine Months Ended September 30, 1996,
     For the Period January 18, 1995 to September 30, 1995, and
     For the Period January 1, 1995 to January 17, 1995...........  5-6

  Statements of Cash Flows
     For the Nine Months Ended September 30, 1996,
     For the Period January 18, 1995 to September 30, 1995, and
     For the Period January 1, 1995 to January 17, 1995...........    7

  Condensed Notes to Financial Statements......................... 8-12

Item 2.  Management's Narrative Analysis of
         the Results of Operations................................13-15

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K ..........................   16

Signatures........................................................   17

Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                         BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            September 30,    December 31,
                    ASSETS                      1996            1995
Current Assets:
 Cash and temporary cash investments        $      461       $      206
 Receivables:
   Trade                                         1,346            6,798
   Affiliates                                      491            1,546
   Other                                         1,377            1,150
 Advances to affiliates                         62,937          113,289
 Transportation and exchange gas receivable      1,263            3,113
 Costs recoverable from customers:
   Gas purchase                                   -               1,729
   Gas supply realignment                        7,747           15,730
   Other                                        15,146           10,912
 Inventories                                    16,601           14,707
 Deferred income taxes                           5,743           12,744
 Gas stored underground                         11,115             -
 Other                                           1,908            2,636
   Total current assets                        126,135          184,560

Advances to Affiliates                         125,000          125,000

Investments, at Cost                             1,329            5,853

Property, Plant and Equipment:
 Natural gas transmission plant, at cost       940,300          925,829
 Less -- Accumulated depreciation and
   amortization                                 55,843           26,643
   Property, plant and equipment, net          884,457          899,186

Other Assets:
 Gas stored underground                        107,081          103,421
 Costs recoverable from customers               62,142           73,879
 Other                                          10,356            6,218
   Total other assets                          179,579          183,518

   Total Assets                             $1,316,500       $1,398,117

 The accompanying condensed notes are an integral part of these financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                         BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY           1996             1995
Current Liabilities:
 Payables:
   Trade                                    $    3,466       $    6,857
   Affiliates                                   22,845           20,566
   Other                                         7,250           20,733
 Transportation and exchange gas payable         5,108            8,031
 Accrued liabilities                            63,819           52,250
 Accrued gas supply realignment costs            5,589           16,717
 Costs refundable to customers                   4,315            4,618
 Reserve for regulatory and rate matters          -              25,576
   Total current liabilities                   112,392          155,348

Long-Term Debt                                 254,101          255,860

Other Liabilities and Deferred Credits:
 Income taxes refundable to customers            3,839            4,979
 Deferred income taxes                         140,112          138,308
 Postretirement benefits other than pensions    45,405           54,400
 Other                                          53,350           43,984
   Total other liabilities and deferred
     credits                                   242,706          241,671

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                1                1
 Premium on capital stock and other paid-in
   capital                                     707,146          740,446
 Retained earnings                                 154            4,791
   Total stockholder's equity                  707,301          745,238

   Total Liabilities and Stockholder's
     Equity                                 $1,316,500       $1,398,117


 The accompanying condensed notes are an integral part of these financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                         For the Three       For theThree
                                         Months Ended        Months Ended
                                      September 30, 1996  September 30, 1995
Operating Revenues:
 Gas sales                               $  9,929            $ 10,445
 Gas transportation                        53,944              54,692
 Other                                        510                 589
   Total operating revenues                64,383              65,726

Operating Costs and Expenses:
 Cost of gas sold                           9,483              10,403
 Cost of gas transportation                 7,280               9,050
 Operation and maintenance                 17,487              15,476
 Administrative and general                14,164              13,312
 Depreciation and amortization             10,359              11,151
 Taxes other than income taxes              3,717               3,445
   Total operating costs and expenses      62,490              62,837

Operating Income                            1,893               2,889

Other (Income) Deductions:
 Interest expense                           5,198               5,857
 Interest income                           (3,005)             (3,382)
 Miscellaneous other deductions                19                 109
   Total other deductions                   2,212               2,584

Income (Loss) Before Income Taxes            (319)                305

Provision for Income Taxes                     43                 816

Net Income (Loss)                        $   (362)           $   (511)

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


               TEXAS GAS TRANSMISSION CORPORATION

                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                   Post-Acquisition           Pre-Acquisition
                                                               For the Period
                             For the Nine    For the Period      January 1,
                             Months Ended   January 18, 1995      1995 to
                             September 30,  to September 30,     January 17,
                                1996            1995               1995
Operating Revenues:
 Gas sales                     $ 44,553       $ 36,788           $  3,239
 Gas transportation             216,396        181,416             15,932
 Other                            1,528          1,866                130
   Total operating revenues     262,477        220,070             19,301

Operating Costs and Expenses:
 Cost of gas sold                43,976         36,570              3,188
 Cost of gas transportation      30,670         27,574              2,134
 Operation and maintenance       46,706         40,536              2,433
 Administrative and general      45,507         40,767              3,086
 Provision for severance
   benefits                        -              -                 6,772
 Depreciation and amortization   31,435         30,392              1,779
 Taxes other than income taxes   11,372         10,014                721
   Total operating costs
     and expenses               209,666        185,853             20,113

Operating Income (Loss)          52,811         34,217               (812)

Other (Income) Deductions:
 Interest expense                15,796         16,194              1,122
 Interest income                 (9,939)        (8,956)              (560)
 Miscellaneous other (income)
   deductions                       611             34                 56
   Total other deductions         6,468          7,272                618

Income (Loss) Before Income
  Taxes                          46,343         26,945             (1,430)

Provision for Income Taxes       18,428         12,409              1,884

Net Income (Loss)              $ 27,915       $ 14,536           $ (3,314)

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

               TEXAS GAS TRANSMISSION CORPORATION
                    STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                   Post-Acquisition           Pre-Acquisition
                                                               For the Period
                             For the Nine    For the Period      January 1,
                             Months Ended   January 18, 1995      1995 to
                             September 30,  to September 30,     January 17,
                                1996            1995               1995
OPERATING ACTIVITIES:
 Net income (loss)             $ 27,915       $ 14,536           $ (3,314)
 Adjustments to reconcile to
  cash provided from
  operations:
   Depreciation and depletion    31,435         30,392              1,779
   Provision for deferred
     income taxes                 8,805        (12,867)              (695)
   Changes in receivables sold  (11,900)        (8,100)           (14,806)
   Changes in receivables        18,356         31,834              2,113
   Changes in inventories        (1,894)           648                118
   Changes in other current
     assets                      11,253         34,625              2,048
   Changes in accounts payable  (16,868)        (4,708)            (3,607)
   Changes in accrued
     liabilities                (38,007)         7,166              4,913
   Other, including changes
     in noncurrent assets
     and liabilities             11,897         12,649              5,490
      Net cash provided (used)
        by operating activities  40,992        106,175             (5,961)

FINANCING ACTIVITIES:
 Dividends and returns of
   capital                      (61,394)       (15,000)              -
 Other -- net                      -               112                 59
   Net cash (used) provided by
     financing activities       (61,394)       (14,888)                59

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures,
     net of AFUDC               (29,004)       (25,583)            (1,898)
   Proceeds from sales and
     salvage values, net of
     costs of removal              (691)         1,725                (21)
 Advances to affiliates, net     50,352        (68,020)             7,852
   Net cash provided (used) by
     investing activities        20,657        (91,878)             5,933

Increase (Decrease) in Cash
  and Cash Equivalents              255           (591)                31
Cash and Cash Equivalents
  at Beginning of Period            206            943                912
Cash and Cash Equivalents
  at End of Period             $    461       $    352           $    943

Supplemental Disclosure of
 Cash Flow Information:
   Cash paid during the
    period for:
   Interest (net of amount
     capitalized)              $  17,093      $ 11,639           $  4,856
   Income taxes (refunds), net     9,210         21,865            (7,395)

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

   Basis of Presentation

   The financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As a result of the change in control of the Company to Williams on January 18, 1995, the Statement of Income and Statement of Cash Flows for the nine months ended September 30, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of the Company's management, are necessary to present fairly its financial position at September 30, 1996, and December 31, 1995; results of operations and cash flows for the nine months ended September 30, 1996, the period January 18, 1995 to September 30, 1995, and the period January 1, 1995 to January 17, 1995; and results of operations for the three months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1995 Annual Report on Form 10-K and the Company's 1996 First and Second Quarter Reports on Form 10-Q.

    The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at September 30, 1996 is an aggregate of $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over the estimated useful lives of these assets at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

    On July 16, 1996, the United States Court of Appeals for the District of Columbia (D.C. Circuit Court) issued an order which in part affirmed and in part remanded FERC Order 636. However, the court stated that FERC Order 636 would remain in effect until the FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases has been lifted. Although no assurances can be given as regards the appeals of the Company's restructuring case, the effect of those appeals should be limited since FERC Order 636 was largely upheld.

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

    Through September 30, 1996, the Company has paid, or expects to pay, approximately $80.0 million for GSR costs, primarily as a result of contract terminations. The Company has recovered approximately $54.5 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $12.7 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

   The settlement also extends the Company's pricing differential recovery mechanism for GSR contracts in litigation as of November 1, 1996. This mechanism allows the Company to recover purchased gas costs incurred under these remaining GSR contracts in excess of amounts recovered through the sale of such gas at auction.

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

   Other Litigation

    On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries, including the Company, are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The Williams' natural gas pipeline subsidiaries, as well as other natural gas pipelines, intend to vigorously defend against these claims.

   Environmental Matters

    Since 1989, the Company has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, the Company estimates that environmental assessment and remediation costs that may be incurred over the next two to three years will total approximately $4 million to $10 million. As of September 30, 1996, the Company has a reserve of approximately $5 million for these estimated costs. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

    The Company currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the $4 million to $10 million range discussed above.

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

Item  2.  Management's  Narrative Analysis  of  the  Results  of
          Operations
          (Filed Pursuant to General Instruction H)

                          Introduction

    As discussed in Note A, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations. The following analysis represents a pro forma comparison of the full first nine months of the current and prior years, with disclosure of material variances due to the acquisition.


                Financial Analysis of Operations
        Nine Months Ended September 30, 1996 Compared to
              Nine Months Ended September 30, 1995


    Operating income was $19 million higher for the nine months ended September 30, 1996, than for the nine months ended September 30, 1995. The increase in operating income was primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, and a recent rate case settlement which resulted in a first quarter 1996 adjustment to regulatory accruals. The revenue increase was partially offset by higher operating and maintenance expenses and the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams. Compared to 1995, net income was $17 million higher due to the same reasons discussed above and lower interest expense. The lack of tax benefits associated with the provision for severance benefits incurred in 1995 resulted in a higher effective tax rate in 1995 than in 1996. Because of its rate structure, the Company typically experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

     Operating revenues increased $23 million primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, a recent rate case settlement which resulted in a first quarter 1996 adjustment to regulatory accruals and higher gas sales due to higher gas prices in 1996 than in 1995. System deliveries were 578.2 TBtu and
498.4  TBtu  for the nine months of 1996 and 1995,  respectively, which, to a lesser extent, also contributed to increased revenues. As discussed in Note B, "Summary of Significant Accounting Policies," of the Company's 1995 Annual Report on Form 10-K, the Company's gas sales have no impact on its results of operations.

   Operating expenses increased $4 million primarily attributable to higher cost of gas sold due to higher gas prices and higher costs related to pipeline maintenance projects. Higher operating expenses were partially offset by the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams.

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

    When restructured tariffs became effective under FERC Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. The Company is working diligently to replace any and all markets lost due to capacity turnback, as well as to pursue new markets. During 1996, the Company increased firm service to one of its largest customers and extended the service agreement through the third quarter of the year 2000. All capacity turned back this year has been fully subscribed, and the Company anticipates that it will continue to be able to remarket future capacity turnback.


                Financial Condition and Liquidity

   On May 1, 1995, Transco paid as a dividend to Williams all of Transco's interests in the Company. Williams intends to maintain and expand the existing core business of the Company and to promptly pursue new business opportunities made available to the Company. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. The Company's acquisition by Williams further enhances its financial and operational strength, as well as allows the Company to take advantage of new opportunities for growth. If necessary, the Company also expects to be able to access public and private capital markets to finance its capital requirements.

    The Company is a participant with other Williams subsidiaries in an $800 million credit agreement under which the Company may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. As of September 30, 1996, the Company had no amounts outstanding under this facility.

    For financial statement reporting purposes, a $100 million current debt obligation has been classified as noncurrent based on the Company's intent and ability to refinance on a long-term basis. The amount available under the $800 million credit agreement is sufficient to complete this refinancing.

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

   In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. On September 30, 1996, and on December 31, 1995, $15 million and $27 million, respectively, of such receivables were sold.

    The Company's capital expenditures for the first nine months of 1996 and 1995 were $29 million and $27 million, respectively. Capital expenditures for 1996 are expected to approximate $55 million. The Company's debt as a percentage of total capitalization at September 30, 1996 and December 31, 1995 was 26.4% and 25.6%, respectively.

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

                                  TEXAS GAS TRANSMISSION CORPORATION



DATE:  November 7, 1996           BY: /s/ G. D. Lauderdale
                                      ---------------------------
                                          G. D. Lauderdale
                                        Senior Vice President
                                         and General Manager


DATE:  November 7, 1996           BY: /s/ E. J. Ralph
                                      ---------------------------
                                          E. J. Ralph
                                      Vice President, Treasurer,
                                      Controller, and Assistant
                                      Secretary