Form 10-K
period 1996-12-31
TEXAS GAS TRANSMISSION CORP
filed 1997-03-27
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1996

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ___________ to_____________

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

   Registrant's telephone number, including area code: (502) 926-8686 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No  ____

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

    Indicate the number of shares outstanding of each  of  the registrant's  classes  of  common  stock,  as  of  the  latest
practicable date.   1,000 shares as of February 20, 1997

    REGISTRANT  MEETS  THE CONDITIONS  SET  FORTH  IN  GENERAL
INSTRUCTION  J(1)(a)  AND (b) OF FORM 10-K  AND  IS  THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TABLE OF CONTENTS
                        1996 FORM 10-K
              TEXAS GAS TRANSMISSION CORPORATION


                                                                Page

                            Part I

Item 1.  Business................................................. 3
Item 2.  Properties............................................... 7
Item 3.  Legal Proceedings........................................ 7


                            Part II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..................................... 7
Item 7.  Management's Narrative Analysis of the Results of
          Operations.............................................. 8
Item 8.  Financial Statements and Supplementary Data..............11
Item 9.  Disagreements on Accounting and Financial Disclosure.....36


                            Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.............................................36

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


                   TRANSPORTATION AND SALES

    At December 31, 1996, the Company's system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea-level-rated capacity totaling approximately 549,000 horsepower.

     The Company owns and operates natural gas storage reservoirs in 10 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of the Company's certificated storage fields is approximately 177 Bcf of gas. The Company owns its own storage gas which it uses, in part to meet operational balancing needs on its system and, in part, to meet the requirements of the Company's "no-notice" transportation service, which allows the Company's customers to temporarily draw from the Company's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by the Company to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

    In 1996, the Company transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by the Company. Gas was transported for 133 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 102 industrial customers located along the system. At December 31, 1996, the Company had transportation contracts with approximately 559 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. During 1996, the Company did not have any customer which accounted for more than ten percent of total operating revenues. The Company's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of the Company's business. Additionally, the Company offers interruptible transportation and storage services under agreements that are generally short term.


                     OPERATING STATISTICS

    The following table summarizes the Company's total system delivery data, which excludes unbundled sales, for the periods shown (expressed in trillion British thermal units [TBtu]):

                                    Year Ended December 31,
    System deliveries:             1996       1995      1994

   Long-haul transportation       736.0      635.7     618.8
   Short-haul transportation       58.5       57.6     188.6
       Total system deliveries    794.5      693.3     807.4

   Average Daily Transportation
     Volumes (TBtu):                2.2        1.9       2.2
   Average Daily Firm Reserved
     Capacity (TBtu):               2.1        2.0       2.1

    The Company's facilities are divided into five rate zones. Generally, gas delivered in the northern four zones is classified as long-haul transportation. Gas delivered under interruptible agreements in the southern most zone is classified as short-haul transportation. The revenues associated with short-haul transportation volumes are not material to the Company.


                      REGULATORY MATTERS

      The Company is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978, and as such, its rates and charges for transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities, and its accounting, among other things, are subject to regulation. As necessary, the Company files with the FERC changes in its transportation and storage rates and charges designed to allow it to recover fully its costs of providing service to its interstate system customers, including a reasonable rate of return.

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

      In September 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC in September 1995, and was approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million, including interest, for which the Company had provided a reserve, were made to customers in April 1996.

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


                          COMPETITION

       Competition for natural gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. In 1992, the FERC issued its Order 636, the stated purpose of which was to improve the competitive structure of the natural gas pipeline industry. Future utilization of the Company's pipeline capacity will depend on competition from other pipelines, the general level of natural gas demand and weather conditions.

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

The Company is working diligently to replace any and all markets lost due to capacity turnback, as well as to pursue new markets. During 1996, the Company increased firm service to one of its largest customers and extended the service agreement through the third quarter of the year 2000. All capacity turned back in 1996 has been fully subscribed, and the Company anticipates that it will continue to be able to remarket future capacity turnback.


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


                      EMPLOYEE RELATIONS

    The  Company  had 975 employees as of December  31,  1996.
Certain  of  those  employees were  covered  by  a  collective
bargaining   agreement.   A  favorable  relationship   existed
between management and labor during the period.

    As discussed in Note F of Notes to Financial Statements contained in Item 8 hereof, approximately 9 percent of the Company's employees elected to retire in 1995 under an early retirement program offered by the Company.

    The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 186 of the Company's 443 field operating employees. The current collective bargaining agreement between the Company and Local 187 expires on October 31, 1998.

   The Company has a non-contributory pension plan and various other plans which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors who are full-time employees may participate in these plans.


                  FORWARD-LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company and conditions of the capital markets utilized by the Company to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintain existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.


Item 2.  Properties.

   See "Item 1.  Business."



Item 3.  Legal Proceedings.

   For a discussion of the Company's current legal proceedings, see Note C of Notes to Financial Statements contained in Item 8 hereof.


                            PART II


Item  5.     Market for Registrant's Common Equity and Related
Stockholder               Matters.

   (a) and (b) As of December 31, 1996, all of the outstanding shares of the Company's common stock are owned by The Williams Companies, Inc. The Company's common stock is not publicly traded and there exists no market for such common stock.

Item 7.  Management's Narrative Analysis of the Results of
          Operations

                         Introduction

    As discussed in Note A of Notes to Financial Statements contained in Item 8 hereof, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The purchase price allocation to the Company primarily consisted of an allocation of approximately $257 million to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at December 31, 1996, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The pushdown of the acquisition affects the comparability of the Company's pre- and post-acquisition results of operations. The financial analysis presented below represents a pro forma year-to-date comparison of the current and prior years, with disclosure of material variances due to the acquisition.

Effect of Inflation

    The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the Company's property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, the Company believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit the Company's ability to price services or products based upon inflation's effect on costs.


               Financial Analysis of Operations

1996 Compared to 1995

    Operating income was $20.0 million higher for the year ended December 31, 1996, than for 1995. The increase in operating income was primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, and a rate case settlement which resulted in a first quarter 1996 adjustment to regulatory accruals. The effect of higher 1996 operating and maintenance expenses was offset by the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams. Compared to 1995, net income was $21.2 million higher due to the same reasons discussed above and lower interest expense resulting from lower interest on refund accruals. The lack of tax benefits associated with the 1995 provision for severance benefits resulted in a higher effective tax rate in 1995 than in 1996.

     Operating revenues increased $17.6 million primarily attributable to higher transportation revenues due to new rates that became effective on April 1, 1995, and a rate case settlement which resulted in a first quarter 1996 adjustment to regulatory accruals. System deliveries were 794.5 TBtu and
693.3 TBtu for the years ended December 31, 1996 and 1995, respectively, which also contributed to increased revenues.

     Operating costs and expenses decreased $2.4 million primarily attributable to the first quarter 1995 provision for severance benefits that resulted from the acquisition by Williams, partially offset by higher costs related to pipeline maintenance projects.

1995 Compared to 1994

   Operating income was $10.5 million lower for the year ended December 31, 1995, than for 1994. The decrease in operating income was primarily due to a 1995 pre-acquisition provision for severance benefits of $6.8 million related to the merger and $3.6 million of increased operations and maintenance expenses, partially offset by lower labor and insurance costs due to the reorganization and resulting synergies with Williams. Compared to 1994, net income was $7.5 million lower for the same reasons and the lack of tax benefits associated with the provision for severance benefits.

    Operating revenues decreased $68 million, primarily due to lower merchant sales of $54 million. Primarily as a result of the Company's agency agreement with a gas marketing affiliate, gas sales have no impact on the Company's results of operations. A decrease in transportation revenues also contributed to the decrease in operating revenues. The decrease in transportation revenues is mainly attributable to a decline in interruptible transportation revenues. System deliveries were 693.3 TBtu and 807.4 TBtu for the years ended December 31, 1995 and 1994, respectively.

    Operating  costs  and  expenses  decreased  $57.5  million primarily due to lower merchant gas purchases of $52.7 million, lower other gas purchases of $7.4 million and lower cost of transportation of gas by others of $8.8 million, which were partially offset by the $6.8 million pre-acquisition provision discussed above.

               Financial Condition and Liquidity

    As discussed in Note A of Notes to Financial Statements contained in Item 8 hereof, on May 1, 1995, Transco paid as a dividend to Williams all of Transco's interest in the Company. Williams intends to maintain and expand the existing core business of the Company and to promptly pursue new business opportunities made available to the Company. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. The

Company's acquisition by Williams further enhances its financial and operational strength, as well as allows the Company to take advantage of new opportunities for growth. The Company expects to access public and private capital markets, as needed, to finance its own capital requirements.

     The Company is a participant with other Williams subsidiaries in a $1 billion credit agreement under which the Company may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, the Company has no amounts outstanding under this facility.

    For financial statement reporting purposes, a $100 million current debt obligation has been classified as noncurrent based on the Company's intent and ability to refinance on a long-term basis. Although the amount available under the $1 billion credit agreement is sufficient to meet this obligation, the Company plans to issue new long-term debt by July 15, 1997, to replace its maturing debt.

    Effective May 1, 1995, the Company began participation in Williams' cash management program. On that date, the balance of the advances due from Transco were transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.35%.

   In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. As of December 31, 1996 and 1995, $24.2 million and $27.1 million, respectively, of such receivables were sold.

    The  Company's  capital expenditures for the  years  ended
December  31,  1996  and 1995, were $50.1  million  and  $34.0 million, respectively.

    The Company's debt as a percentage of total capitalization
at   December  31,  1996  and  1995,  was  27.0%  and   25.6%,
respectively.

    In September 1994, the Company filed a general rate case (Docket No. RP94-423) which was effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC in September 1995, and approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million, including interest, for which the Company had provided a reserve, were made to customers in April 1996.

Item 8.  Financial Statements and Supplementary Data


                REPORTS OF INDEPENDENT AUDITORS

Texas Gas Transmission Corporation
The Board of Directors

   We have audited the accompanying balance sheet of Texas Gas Transmission Corporation as of December 31, 1996 and 1995, and the related statements of income, retained earnings and paid-in capital and cash flows for the year ended December 31, 1996, and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income, retained earnings and paid-in capital, and cash flows for the period ended December 31, 1994, were audited by other auditors whose report dated February 20, 1995, expressed an unqualified opinion on those statements.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.



/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 7, 1997

To Texas Gas Transmission Corporation:

    We have audited the accompanying statements of income, retained earnings and paid-in capital and cash flows of Texas Gas Transmission Corporation (a Delaware corporation) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Texas Gas Transmission
Corporation for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

               TEXAS GAS TRANSMISSION CORPORATION
                        BALANCE SHEETS
                     (Thousands of Dollars)

                                         December 31,    December 31,
     ASSETS                                  1996           1995
Current Assets:
 Cash and temporary cash investments    $      115       $      206
 Receivables:
   Trade                                     8,415            6,798
   Affiliates                                1,409            1,546
    Other                                    1,418            1,150
 Advances to affiliates                    147,144          113,289
 Transportation and exchange gas
   receivable                                  718            3,113
 Costs recoverable from customers:
   Gas purchase                               -               1,729
   Gas supply realignment                    8,640           15,730
   Other                                    17,980           10,912
 Inventories                                15,081           14,707
 Deferred income taxes                       4,945           12,744
 Gas stored underground                     11,115             -
 Other                                       1,311            2,636
   Total current assets                    218,291          184,560

Advances to Affiliates                      25,000          125,000

Investments, at Cost                         1,339            5,853

Property, Plant and Equipment, at cost:
 Natural gas transmission plant            823,927          782,473
 Other natural gas plant                   134,969          143,356
                                           958,896          925,829
 Less - Accumulated depreciation and
   amortization                             65,265           26,643
   Property, plant and equipment, net      893,631          899,186

Other Assets:
 Gas stored underground                    100,709          103,421
 Costs recoverable from customers           54,817           73,879
 Other                                      13,313            6,218
       Total other assets                  168,839          183,518

   Total Assets                         $1,307,100       $1,398,117

   The accompanying notes are an integral part of these financial statements.

              TEXAS GAS TRANSMISSION CORPORATION

                        BALANCE SHEETS
                     (Thousands of Dollars)

                                         December 31,    December 31,
                                            1996            1995
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                 $    4,850      $    6,857
   Affiliates                                41,954          20,566
   Other                                      9,252          20,733
 Transportation and exchange gas payable      3,306           8,031
 Accrued liabilities                         68,784          52,250
 Accrued gas supply realignment costs         3,833          16,717
 Costs refundable to customers                1,626           4,618
 Reserve for regulatory and rate matters       -             25,576
     Total current liabilities              133,605         155,348

Long-Term Debt                              253,611         255,860

Other Liabilities and Deferred Credits:
 Deferred income taxes                      143,288         138,308
 Postretirement benefits other than
   pensions                                  43,765          54,400
 Other                                       47,951          48,963
     Total other liabilities and
       deferred credits                     235,004         241,671

Contingent Liabilities and Commitments         -               -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000
   shares authorized, issued and
   outstanding                                    1               1
 Premium on capital stock and
   other paid-in capital                    678,146         740,446
 Retained earnings                            6,733           4,791
     Total stockholder's equity             684,880         745,238

     Total Liabilities and
       Stockholder's Equity              $1,307,100      $1,398,117

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

              TEXAS GAS TRANSMISSION CORPORATION

                     STATEMENTS OF INCOME
                     (Thousands of Dollars)

                               Post-Acquisition           Pre-Acquisition
                                           For the     For the
                                           Period      Period
                            For the      January 18,  January 1,   For the
                           Year Ended      1995 to     1995 to    Year Ended
                           December 31,  December 31, January 17, December 31,
                              1996          1995         1995        1994

Operating Revenues:
 Gas sales                  $ 56,700      $ 51,774    $  3,239     $116,079
 Gas transportation          300,792       268,844      15,932      291,869
 Other                         2,286         2,285         130        2,278
   Total operating revenues  359,778       322,903      19,301      410,226

Operating Costs and Expenses:
 Cost of gas sold             56,013        51,328       3,188      114,653
 Cost of gas transportation   39,289        41,139       2,134       52,064
 Operation and maintenance    65,014        58,232       2,433       57,081
 Administrative and general   61,685        57,517       3,086       60,537
 Provision for severance
   benefits                     -             -          6,772         -
 Depreciation and
   amortization               41,531        38,863       1,779       41,076
 Taxes other than income
   taxes                      15,015        13,732         721       13,066
   Total operating costs
     and expenses            278,547       260,811      20,113      338,477

Operating Income (Loss)       81,231        62,092        (812)      71,749

Other (Income) Deductions:
 Interest expense             20,923        23,520       1,122       27,481
 Interest income             (12,450)      (12,534)       (560)     (12,013)
 Miscellaneous other
   deductions - net              606           238          56          740
   Total other deductions      9,079        11,224         618       16,208

Income (Loss) Before
  Income Taxes                72,152        50,868      (1,430)      55,541

Provision for Income Taxes    25,972        22,542       1,884       23,062

Net Income (Loss)           $ 46,180      $ 28,326    $ (3,314)    $ 32,479


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

              TEXAS GAS TRANSMISSION CORPORATION

                STATEMENTS OF RETAINED EARNINGS
                      AND PAID-IN CAPITAL
                     (Thousands of Dollars)

                                          Retained      Paid-in
                                          Earnings      Capital
Pre-Acquisition
Balance, December 31, 1993                $ 22,523      $584,712
 Add (deduct):
   Net income                               32,479          -
   Cash dividends on common stock          (26,990)         -

Balance, December 31, 1994                  28,012       584,712
 Add (deduct):
   Net loss                                 (3,314)         -

Balance, January 17, 1995                   24,698       584,712

Acquisition adjustment to eliminate
 retained earnings                         (24,698)       24,698
Acquisition adjustment to record
 assets and liabilities at fair value         -          135,561

Post-Acquisition
Balance, January 18, 1995                     -          744,971
 Add (deduct):
   Net income                               28,326          -
   Cash dividends on common stock
    and returns of capital                 (23,649)       (6,351)
   Dissolution of affiliate                    114         1,826

Balance, December 31, 1995                   4,791       740,446

 Add (deduct):
   Net Income                               46,180         -
   Dividends on common stock
    and returns of capital                 (44,238)      (62,300)

Balance, December 31, 1996                $  6,733      $678,146

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

              TEXAS GAS TRANSMISSION CORPORATION
                   STATEMENTS OF CASH FLOWS
                    (Thousands of Dollars)

                               Post-Acquisition           Pre-Acquisition
                                           For the     For the
                                           Period      Period
                            For the      January 18,  January 1,   For the
                           Year Ended      1995 to     1995 to    Year Ended
                           December 31,  December 31, January 17, December 31,
                              1996          1995         1995        1994

OPERATING ACTIVITIES:
 Net income (loss)           $ 46,180      $ 28,326     $ (3,314)   $ 32,479
 Adjustments to reconcile
  to cash provided from
  operations:
   Depreciation and
     depletion                 41,531        38,863        1,779      41,076
   Provision (benefit)
     for deferred
     income taxes              12,778       (11,262)        (695)     26,985
   Changes in receivables
     sold                      (2,900)          100      (14,806)     (3,428)
   Changes in receivables       2,775        19,220        2,113      32,370
   Changes in inventories        (374)          359          118        (459)
   Changes in other current
     assets                    13,265        35,265        2,048     (18,327)
   Changes in accounts
     payable                  (13,483)       10,545       (3,607)    (24,210)
   Changes in accrued
     liabilities              (48,656)        2,964        4,913     (62,793)
   Other, including changes
     in non-current assets
     and liabilities           33,970        29,132        5,490     (10,559)
      Net cash provided by
       (used in) operating
        activities             85,086       153,512       (5,961)     13,134
FINANCING ACTIVITIES:
 Proceeds from long-term debt    -             -            -        150,000
 Payment of long-term debt       -             -            -       (150,000)
 Dividends and returns of
   capital                   (102,080)      (30,000)        -        (26,990)
 Other -- net                    -              112           59         193
      Net cash (used in)
      provided by financing
      activities             (102,080)      (29,888)          59     (26,797)
INVESTING ACTIVITIES:
 Property, plant and
  equipment:
   Capital expenditures,
    net of AFUDC              (50,091)      (33,042)      (1,898)    (39,413)
   Proceeds from sales
    and salvage values,
    net of costs of removal       849         1,878          (21)      2,893
 Advances to affiliates,
  net                          66,145       (93,197)       7,852      50,776
      Net cash provided
       by (used in)
       investing activities    16,903      (124,361)       5,933      14,256
(Decrease) increase in cash
  and cash equivalents            (91)         (737)          31         593
Cash and cash equivalents
  at beginning of period          206           943          912         319
Cash and cash equivalents
  at end of period           $    115      $    206     $    943    $    912

Supplemental Disclosure
 of Cash Flow Information:
  Cash paid during
   the period for:
    Interest (net of amount
     capitalized)            $ 23,426      $ 20,750     $  4,856    $ 25,432
    Income taxes (refunds),
     net                        9,431        27,085       (7,395)     14,714

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

    Included in property, plant and equipment at December 31, 1996, is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

  Related Parties

    As a subsidiary of Williams, the Company engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. Prior to May 1, 1995, the Company participated in Transco's consolidated cash management program and made interest-bearing advances to Transco. Effective May 1, 1995, the Company began participation in Williams' cash management program. On that date, the balance of the advances due from Transco were transferred by Transco to Williams. These advances are represented by demand notes payable to the Company. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.35%. Net interest income on advances to or from affiliated companies was $12.0 million, $11.9 million and $10.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    Both Williams and Transco have policies of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $5.6 million, $11.3 million and $7.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Management considers the cost of these services reasonable.

    Effective November 1, 1993, the Company contracted with a gas marketing affiliate to become the Company's agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations, except for its auction gas transactions as discussed in Note B. Sales and purchases under this agreement do not impact the Company's results of operations. For the years ended December 31, 1996, 1995 and 1994, the Company paid to its gas marketing affiliates agency fees of $0.7 million, $0.7 million and $1.9 million, respectively, for these services.

    Included in the Company's gas sales revenues for the years ended December 31, 1996, 1995 and 1994, is $22.4 million,
$17.4 million and $42.2 million, respectively, applicable to gas sales to the Company's gas marketing affiliates.

    Included in the Company's gas transportation revenues  for
the  years  ended       December 31, 1996, 1995 and 1994,  are
amounts applicable to transportation for affiliates as follows
(expressed in thousands):

                                    Year Ended December 31,
                                  1996       1995       1994

Williams Energy Services
 Company/Transco Gas Marketing
 Company                         $ 2,245    $ 2,626    $ 2,866
Transcontinental Gas Pipe Line
 Corporation                      17,460     36,439     35,705
                                 $19,705    $39,065    $38,571

    Included in the Company's cost of gas sold for the years ended December 31, 1996, 1995 and 1994, is $31.5 million, $25.6 million and $58.5 million, respectively, applicable to gas purchases from the Company's gas marketing affiliates.


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

 Costs Recoverable from/Refundable to Customers

    The Company has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs. Costs incurred over or under approved levels are deferred in anticipation of recovery or refunds through future rate or surcharge adjustments (see Note C for a discussion of the Company's rate matters).

 Property, Plant and Equipment

    Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

 Income Taxes

    Deferred income taxes are computed using the liability method and are provided on all temporary differences between the book basis and the tax basis of the Company's assets and liabilities.

    Liabilities to customers, resulting from net tax rate reductions related to regulated operations and to be refunded to customers have been shown in the accompanying balance sheets as income taxes refundable to customers. The current portion of this liability is included in costs refundable to customers and the noncurrent portion is included in other liabilities.

    For federal income tax reporting, the Company is included in the consolidated federal income tax return of Williams for the periods after May 1, 1995. For prior reporting periods, the Company is included in the consolidated federal income tax return of Transco.

    It is Williams' policy to charge or credit each subsidiary or subgroup with an amount equivalent to its federal income tax expense or benefit as if each subsidiary or subgroup filed a separate return. The Transco policy was similar but varied in that benefits from each subsidiary's losses and tax credits generally would be credited only when utilized on a consolidated basis.

 Gas Sales and Purchases

    Since November 1, 1993, the only gas sales administered by the Company have been volumes purchased under a limited number of non-market-responsive gas purchase contracts which were auctioned each month to the highest bidder. The Company filed to recover the price differential between the cost to buy the gas under these gas purchase contracts and the price realized from the resale of the gas at the auction as a gas supply realignment (GSR) cost pursuant to FERC Order 636. Effective November 1, 1996, the auction sales and the related pricing differential mechanism terminated in accordance with the Company's GSR settlement (see Note C).

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

 Capitalized Interest

   The allowance for funds used during construction represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 1996, 1995 and 1994, was $0.4 million, $0.2 million and $0.3 million, respectively. The allowance for equity funds for the years ended December 31, 1996, 1995 and 1994, was $0.7 million, $0.4 million and $0.5 million, respectively.

 Gas in Storage

   The Company's storage gas is used for system management, in part to meet operational balancing needs on its system and, in part, to meet the requirements of the Company's "no-notice" transportation service, which allows customers to temporarily draw from the Company's gas to be repaid in-kind during the following summer season. In 1996, the Company adopted FERC Order 581, which, among other things, addressed the accounting requirements for gas stored underground. As a result of this order, that portion of the Company's gas stored underground, which exceeded its system management requirements, as approved by the FERC, has been classified as a current asset in the accompanying balance sheets.

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

 Inventory Valuation

     The  cost  of  materials  and  supplies  inventories   is
determined using the average-cost method.

 Cash Flows from Operating Activities

    The Company uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows from operating activities. The Company includes in cash equivalents any short-term highly-liquid investments that have a maturity of three months or less when acquired.

 Common Stock Dividends and Returns of Capital

   The Company charges against paid-in capital that portion of any common dividend declaration which exceeds the retained earnings balance. Such charges are deemed to be returns of capital.

 Impairments of Long-Lived Assets

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on the Company's financial position or results of operations.

 Reclassifications

    Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.


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

    On February 27, 1997, FERC issued Order 636-C in response to the court's remand affirming that pipelines may recover all of their GSR costs, but requiring pipelines to individually propose the percentage of such costs to be allocated to interruptible transportation services, instead of a uniform 10 percent allocation. However, the Company's GSR settlement, discussed below, which is not subject to appeal, should be unaffected by this Order. The Order also prospectively relaxed the eligibility requirements for receiving no-notice service and reduced the right of first refusal matching period from 20 years to five years. FERC Order 636-C is still subject to potential rehearing at the FERC.

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is being collected via demand surcharges on the Company's firm transportation rates; the remaining 10 percent should be recovered from its interruptible transportation service.

    Through December 31, 1996, the Company has paid $76.2 million and expects to pay no more than $80.0 million for GSR costs, primarily as a result of contract terminations. The Company has recovered approximately $58.6 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $8.6 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

    Additionally, the Company's transition costs included unrecovered purchased gas costs for periods prior to November 1, 1993, pursuant to FERC Order 636. In October 1995, the Company received FERC approval of a settlement with its customers, under which requirements the Company absorbed approximately $0.7 million of these costs, which was recognized as expense in 1995. Refunds of overrecovered amounts totaling $4 million were issued in December 1995 and January 1996.

   General Rate Issues

    In September 1994, the Company filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. A proposed settlement was filed with the FERC in September 1995, and approved by the FERC on February 20, 1996. Refunds of approximately $23.2 million including interest, for which the Company had provided a reserve, were made to customers in April 1996.

   Royalty Claims and Producer Litigation

    In connection with the Company's renegotiations of supply contracts with producers to resolve take-or-pay and other
contract   claims,  the  Company  has  entered  into   certain
settlements which may require the indemnification by the Company of certain claims for royalties which a producer may be required to pay as a result of such settlements. The
Company has been made aware of demands on producers for additional royalties and may receive other demands which could result in claims against the Company pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and the Company. The Company may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnifications for royalties under the provisions of FERC Order 528. The Company has provided reserves for the estimated settlement costs of its royalty claims and litigation.

   On March 3, 1995, Ergon, Inc. and Ergon Exploration (Ergon) filed a lawsuit against the Company in the U.S. District Court, West District Louisiana, seeking approximately $45,000 in damages for gas purchased in calendar year 1994, a declaratory judgment concerning the proper construction of the pricing provisions of a gas purchase contract, unspecified future damages and, alternatively, a reformation of or rescission of an agreement amending the gas purchase contract. The gas purchase contract was terminated and the lawsuit dismissed, with prejudice, by court order issued December 2, 1996, pursuant to a settlement between the Company and Ergon. Amounts paid Ergon to terminate the gas purchase contract are included in the GSR costs discussed above.

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

   Environmental Matters

    As of December 31, 1996, the Company had a reserve of approximately $4 million for estimated costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      The Company used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970's, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. The Company continues to work closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues and has programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the reserve discussed above.

    The Company currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

     The Company considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors. The Company's current rate design incorporates the recovery of anticipated environmental costs, and it is the Company's intent to continue seeking recovery of such costs, as anticipated, through rate filings. Therefore, the estimated recoveries of environmental assessment and remediation costs have been recorded as regulatory assets in the accompanying balance sheets.

   Summary of Contingent Liabilities and Commitments

    While no assurances may be given, the Company does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on the Company's future financial position, results of operations or cash flow requirements.

D.  Income Taxes

    Following is a summary of the provision for income taxes for the year ended December 31, 1996, the period January 18, 1995 to December 31, 1995, the period January 1, 1995 to January 17, 1995, and the year ended December 31, 1994 (expressed in thousands):

                               Post-Acquisition           Pre-Acquisition
                                           For the     For the
                                           Period      Period
                            For the      January 18,  January 1,   For the
                           Year Ended      1995 to     1995 to    Year Ended
                           December 31,  December 31, January 17, December 31,
                              1996          1995         1995        1994

Current Provision (benefit):
 Federal                     $ 11,054      $ 26,039     $ 2,049     $(3,645)
 State                          2,139         7,765         530        (278)
                               13,193        33,804       2,579      (3,923)

Deferred Provision (benefit):
 Federal                       10,517        (9,269)       (572)     21,868
 State                          2,262        (1,993)       (123)      5,117
                               12,779       (11,262)       (695)     26,985
Income tax provision         $ 25,972      $ 22,542     $ 1,884    $ 23,062

    Reconciliations from the income tax provision at the statutory rate to the Company's income tax provision are as follows (expressed in thousands):

                               Post-Acquisition           Pre-Acquisition
                                           For the     For the
                                           Period      Period
                            For the      January 18,  January 1,   For the
                           Year Ended      1995 to     1995 to    Year Ended
                           December 31,  December 31, January 17, December 31,
                              1996          1995         1995        1994

Provision (benefit) at
  statutory rate             $ 25,253      $ 17,804     $   (501)   $ 19,439
Increases in taxes
  resulting from:
    State income taxes          2,860         4,373          295       3,217
    Compensation expense in
     excess of tax deductible
     amounts                     -             -           2,073        -
    Provision adjustment to
     prior years tax return    (2,271)         -            -           -
    Other, net                    130           365           17         406
Income tax provision         $ 25,972      $ 22,542     $  1,884    $ 23,062

     Significant components of deferred tax liabilities and assets as of December 31 are as follows (expressed in thousands):

                                             1996          1995
Deferred tax liabilities:
 Costs refundable to customers:
   Gas purchases                           $   -         $  1,066
   Gas supply realignment                     1,909          -
   Fuel                                       3,222         1,729
 Property, plant and equipment:
   Tax over book depreciation,
    net of gains                             50,006        44,049
   Other basis differences                  104,261       104,753
   Other                                      4,795         4,740
     Total deferred tax liabilities         164,193       156,337

Deferred tax assets:
 Costs recoverable from customers:
   Gas supply realignment                      -            2,239
   Transportation                             1,243         2,259
 Accrued  employee benefits                   5,998         3,875
 Producer  settlement  costs                  1,104         1,143
 Reserve for rate refund                       -           10,110
 Miscellaneous deferrals                      4,254          -
 Gas stored underground--additional
   tax basis                                  3,130         3,080
 Debt related items                           4,453         5,601
    Other                                     5,668         2,466
     Total deferred tax assets               25,850        30,773

Net deferred tax liabilities               $138,343      $125,564

E.  Financing

 Long-term Debt

    At December 31, 1996 and 1995, long-term debt issues were outstanding as follows (expressed in thousands):

                                          1996       1995
   Notes:
     9 5/8% due 1997                    $100,000   $100,000
     8 5/8% due 2004                     150,000    150,000
                                         250,000    250,000
   Unamortized debt premium                3,611      5,860
   Total long-term debt                 $253,611   $255,860

    For financial statement reporting purposes, a $100 million current debt obligation has been classified as noncurrent based on the Company's intent and ability to refinance on a long-term basis. Although the amount available under the $1 billion credit agreement, as discussed below, is sufficient to meet this obligation, the Company plans to issue new long-term debt by July 15, 1997 to replace its maturing debt.

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

     The Company is a participant with other Williams subsidiaries in a $1 billion credit agreement under which the Company may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, the Company has no amounts outstanding under this facility.


F.  Employee Benefit Plans

 Retirement Plan

    Substantially all of the Company's employees are covered under a non-contributory retirement plan (Retirement Plan) offered by the Company. The benefits under the Retirement Plan are determined by a formula based upon years of service and the employee's highest average base compensation. The Retirement Plan provides for vesting of employees' benefits after five years of credited service. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to its fully funded status, the Company has not been required to fund the Retirement Plan since 1986. The Retirement Plan's assets are held in a master trust, which is managed by external investment organizations and consists primarily of domestic and foreign common and preferred stocks, United States government securities, corporate bonds and commercial paper.

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

    The following table sets forth the funded status of the Retirement Plan at December 31, 1996 and 1995, and the prepaid pension costs as of December 31, 1996 and 1995, (expressed in thousands):

                                                1996       1995
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $32,320 at December 31, 1996,
  and $31,344 at December 31, 1995           $(38,732)   $(33,557)

Actuarial  present  value of projected
  benefit  obligation                        $(62,881)   $(54,259)
Plan assets at fair value                     116,317      99,946
Plan assets in excess of projected benefit
  obligation                                   53,436      45,687
Unrecognized net gain                         (43,713)    (40,636)
Unrecognized prior service cost                (1,331)     (1,427)
    Prepaid pension costs                    $  8,392    $  3,624

    Prepaid pension costs related to the Retirement Plan have been classified as other assets in the accompanying balance sheets.

    The  following  table  sets forth the  components  of  the
Company's net periodic pension cost, net of regulatory deferrals, which is included in the accompanying financial statements, for the years ended December 31, 1996, 1995 and 1994 (expressed in thousands):

                                         1996     1995      1994
Service cost-benefits earned during
  the period                           $ 3,029   $ 2,383   $ 4,175
Interest cost on projected benefit
  obligation                             4,295     5,665     5,993
Actual return on plan assets           (17,791)  (24,285)   (3,431)
Net amortization and deferral            5,699    16,357    (7,185)
  Net periodic pension cost (income)    (4,768)      120      (448)
Regulatory deferral                      4,768      (120)      448
     Net pension expense               $  -      $  -      $  -

    The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the years 1996 and 1995:

                                             1996     1995

   Discount rate                             7.50%    7.25%
   Rate of increase in future
     compensation levels                     5.00%    5.00%
   Expected long-term rate of
     return on assets                       10.00%   10.00%

   The Company recognizes expense concurrent with the recovery
in  rates.   Since  the  Company's Retirement  Plan  is  fully
funded, the Company is not currently recovering any amounts through rates.

 Postretirement Benefits Other than Pensions

    Effective January 1, 1996, the Company began participation in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Net postretirement benefit expense for 1996 related to the Company's participation in the Williams' plan is $10.7 million, including $6.9 million of amortization of a regulatory asset. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, which was recognized at the date of acquisition by Williams. This asset is being amortized concurrent with the recovery of these costs through rates. As a result of the acquisition by Williams, the Company recognized the unamortized transition obligation as a regulatory asset. The regulatory asset balances as of December 31, 1996 and 1995 were $52 million and $59 million, respectively. Based on the 1996 level of amortization, the regulatory asset balance should be recovered through rates in approximately 9 years.

    Effective January 1, 1997, Williams' health care plan was amended to increase the cost-sharing provisions. This amendment decreased the accumulated postretirement benefit obligation related to the Company by approximately $9 million.

    Prior to January 1, 1996, the Company maintained its own plan which provided medical and life insurance benefits to Company employees who retired under the Company's Retirement Plan with at least five years of service. The plan was contributory for medical benefits and for life insurance benefits in excess of specified limits.

    The  following table sets forth the funded status  of  the
Company's  plan  at  December 31, 1995,  reconciled  with  the
accrued   postretirement  benefit   cost   included   in   the
accompanying balance sheet (expressed in thousands):

                                                       1995
Accumulated postretirement benefit obligation:
  Retirees                                           $(71,742)
  Fully eligible active plan participants                (818)
  Other active plan participants                      (13,837)
                                                      (86,397)
Plan assets at fair value                              40,089
Accumulated postretirement benefit obligation
  in excess of plan assets                            (46,308)
Unrecognized net gain                                 (12,274)
Prior service cost                                     (2,202)
Accrued postretirement benefit cost                  $(60,784)

    The following table sets forth the components of the net periodic postretirement benefit cost, net of regulatory amortization, which is included in the accompanying financial statements for the years ended December 31, 1995 and 1994 (expressed in thousands):

                                              1995           1994
Service cost-benefits earned during
  the period                               $  2,255        $  2,985
Interest cost on accumulated post-
  retirement benefit obligation               6,937           6,585
Actual return on plan assets                 (6,350)           (583)
Amortization of transition obligation          -              3,238
Net amortization and deferral                 4,024          (1,400)
     Net periodic postretirement
       benefit cost                           6,866          10,825
Regulatory recovery (deferral) of
  unamortized costs                           4,063            (543)
     Net periodic postretirement
       benefit expense                     $ 10,929        $ 10,282

   The following table summarizes the various assumptions used to determine the projected benefit obligation for 1995:

                                                      1995

   Discount rate                                      7.25%
   Rate of increase in future compensation levels     5.00%
   Expected long-term rate of return on assets        6.00%

    The medical benefits are funded for all retired Company employees at a specified amount per quarter through a master trust established under the provisions of section 501(c)(9) of the Internal Revenue Code. The master trust is managed by external investment organizations and consists primarily of domestic and foreign common stocks, government bonds and commercial paper.

 Other

    The Company maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Since the acquisition, Company contributions are invested primarily in Williams common stock. The Company's contributions to these plans were $2.5 million in 1996, $2.5 million in 1995 and $1.9 million in 1994.


G.  Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

  Cash  and Short-Term Financial Assets and Liabilities:   For
short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

 Long-Term Notes Receivable:  The carrying amount for the long-
term  notes  receivable,  which  are  shown  as  advances   to
affiliates in the accompanying balance sheets, is a reasonable estimate of fair value. As discussed in Note A, the notes earn a variable rate of interest which is adjusted regularly to reflect current market conditions.

  Long-Term  Debt:   All of the Company's  long-term  debt  is
publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 1996 and 1995.

      The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995, are as follows (expressed in thousands):

                                      Carrying            Fair
                                       Amount             Value
                                   1996      1995     1996      1995
   Financial Assets:
     Cash and short-term
       financial assets          $147,285  $113,508  $147,285  $113,508
     Long-term notes receivable    25,000   125,000    25,000   125,000
   Financial Liabilities:
       Long-term debt             253,611   255,860   265,934   278,000

 Sale of Receivables

     The   Company  sells,  with  limited  recourse,   certain
receivables. The limit under the revolving receivables facility was $35 million at December 31, 1996 and 1995. The Company received $13.9 million of proceeds in 1996, $27.7 million in 1995 and $34.5 million in 1994. At December 31, 1996 and 1995, $24.2 million and $27.1 million of such receivables had been sold, respectively. Based on amounts outstanding at December 31, 1996, the maximum contractual credit loss under these arrangements is approximately $4 million, but the likelihood of loss is remote.

    The Financial Accounting Standards Board has issued a new accounting standard, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after
December 31, 1996. The adoption of this standard is not expected to have a materially adverse impact on the Company's future financial position, results of operations, or cash flow requirements.

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

H.  Major Customers

   The Company did not have any major customer which accounted for more than ten percent of total operating revenues in 1996 or 1994. Listed below are sales and transportation revenues received from the Company's major customer in 1995, Transcontinental Gas Pipe Line Corporation, an affiliate of the Company, portions of which are included in the refund reserves discussed in Note C (expressed in thousands):

                               Post-Acquisition           Pre-Acquisition
                                           For the     For the
                                           Period      Period
                            For the      January 18,  January 1,   For the
                           Year Ended      1995 to     1995 to    Year Ended
                           December 31,  December 31, January 17, December 31,
                              1996          1995         1995        1994

Transcontinental Gas Pipe
  Line Corporation           $16,556       $34,958      $1,481      $35,705

I.  Stock-Based Compensation

   Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant.

    Williams' employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for the Company, beginning with 1995 employee stock-based awards was $46.1 million and $24.1 million for 1996 and 1995, respectively. Reported net income was $46.2 million and $25.0 million for 1996 and 1995, respectively. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Pro forma amounts for 1996 reflect compensation expense that may not be representative of future years amounts because the compensation expense from stock options is recognized in future years over the vesting period, and additional awards generally are made each year.

    Stock options granted to employees of the Company in 1996 were 242,250 shares at a weighted average grant date fair value of $7.84. At December 31, 1996, stock options outstanding and options exercisable for employees of the Company were 551,070 shares and 293,461 shares, respectively.

J.  Quarterly Information (Unaudited)

    The following summarizes selected quarterly financial data for 1996 and 1995 (expressed in thousands):

                                            Post-Acquisition
                                                 1996
                                 First     Second     Third     Fourth
                                Quarter    Quarter    Quarter   Quarter
Operating revenues             $122,970   $ 75,124   $64,383   $ 97,301
Operating expenses               82,908     64,269    62,490     68,880
  Operating income               40,062     10,855     1,893     28,421
Interest expense                  5,316      5,281     5,198      5,128
Other income, net                (3,253)    (3,089)   (2,986)    (2,516)
Income (loss) before
  income taxes                   37,999      8,663      (319)    25,809
Provision for income taxes       15,057      3,328        43      7,544

Net income (loss)              $ 22,942   $  5,335   $  (362)  $ 18,265


                                                 Post-Acquisition
                     Pre-Acquisition  --------------------------------------
                     For the Period   For the Period
                       January 1,       January 18,            1995
                        1995 to          1995 to     -----------------------
                       January 17,       March 31,  Second    Third   Fourth
                         1995             1995      Quarter  Quarter  Quarter
Operating revenues     $ 19,301        $ 81,478    $72,866  $65,726  $102,833
Operating expenses       20,113          58,484     64,019   62,847    75,461
 Operating (loss) income   (812)         22,994      8,847    2,879    27,372
Interest expense          1,122           4,634      5,703    5,857     7,326
Other income, net          (504)         (1,922)    (3,214)  (3,283)   (3,877)
 Income (loss) before
  income taxes           (1,430)         20,282      6,358      305    23,923
Provision for income
 taxes                    1,884           8,475      3,118      816    10,133

Net (loss) income      $ (3,314)       $ 11,807    $ 3,240  $  (511) $ 13,790


Item 9.  Disagreements on Accounting and Financial Disclosure.

   Not Applicable.


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

   Included in Item 8, Part II of this Report

     Reports of Independent Auditors on Financial Statements

     Balance Sheets at December 31, 1996 and 1995

     Statements  of  Income  for  the  year  ended
      December 31, 1996, for the period January 18, 1995 to
      December 31, 1995, for the period January 1, 1995 to
      January 17, 1995 and for the year ended December 31, 1994

     Statements  of Retained Earnings and  Paid-In
      Capital for the year ended December 31, 1996, for the period January 18, 1995 to December 31, 1995, for the period January 1, 1995 to January 17, 1995 and for the year ended December 31, 1994

     Statements of Cash Flows for the year ended
      December  31, 1996, for the period January 18, 1995 to
      December  31, 1995, for the period January 1, 1995 to
      January  17,  1995 and for the year ended December 31, 1994

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

 (a) 3.  Exhibits

         3.1 Copy of Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 of the 1987 Form 10-K - File No. 1-4169).

         3.2 Copy of Bylaws of the Corporation (incorporated by reference to Exhibit 3.2 of the 1995 Form 10-K - File No. 1-4169).

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

Dated:     March 27, 1997

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

/s/  Frank M. Semple *           Director
     Frank M. Semple

*By:   /s/ E. J. Ralph           Vice President, Treasurer, Controller,
           E. J. Ralph           and Assistant Secretary

Dated:   March 27, 1997