Form 10-Q
period 1997-03-31
TEXAS GAS TRANSMISSION CORP
filed 1997-05-12
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of May 9, 1997

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                              INDEX



                                                        Page
                                                       Number

Part I.  Financial Information

Item 1.  Financial Statements...........................    3

Consolidated Balance Sheets at
  March 31, 1997 and December 31, 1996..................  3-4

Consolidated Statements of Income
  Three Months Ended March 31, 1997 and 1996............    5

Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1997 and 1996............    6

Condensed Notes to Consolidated Financial Statements.... 7-10

Item 2.  Management's Narrative Analysis of
         the Results of Operations......................11-12

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K ................   13

Signatures..............................................   14

                   PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                               March 31,     December 31,
                    ASSETS                       1997           1996
Current Assets:
 Cash and temporary cash investments         $      725      $      115
 Receivables:
   Trade                                          6,792           8,415
   Affiliates                                     1,216           1,409
   Other                                          1,489           1,418
 Advances to affiliates                         139,021         147,144
 Transportation and exchange gas receivable         866             718
 Costs recoverable from customers:
   Gas supply realignment                         4,339           8,640
   Other                                         16,590          17,980
 Inventories                                     15,364          15,081
 Deferred income taxes                            6,762           4,945
 Gas stored underground                          11,115          11,115
 Other                                              791           1,311
   Total current assets                         205,070         218,291

Advances to Affiliates                           25,000          25,000

Investments, at Cost                              1,336           1,339

Property, Plant and Equipment:
 Natural gas transmission plant, at cost        966,948         958,896
 Less -- Accumulated depreciation and
   amortization                                  74,632          65,265
   Property, plant and equipment, net           892,316         893,631

Other Assets:
 Gas stored underground                         103,531         100,709
 Costs recoverable from customers                51,169          54,817
 Other                                           15,007          13,313
   Total other assets                           169,707         168,839

   Total Assets                              $1,293,429      $1,307,100

      The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                              March 31,      December 31,
                                                1997            1996
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                     $    3,584      $    4,850
   Affiliates                                    25,841          41,954
   Other                                          5,101           9,252
 Transportation and exchange gas payable          2,524           3,306
 Accrued liabilities                             81,808          68,784
 Accrued gas supply realignment costs             3,833           3,833
 Costs refundable to customers                    1,103           1,626
   Total current liabilities                    123,794         133,605

Long-Term Debt                                  253,110         253,611

Other Liabilities and Deferred Credits:
 Deferred income taxes                          145,920         143,288
 Postretirement benefits other than pensions     41,761          43,765
 Other                                           45,136          47,951
   Total other liabilities and
     deferred credits                           232,817         235,004

Contingent Liabilities and Commitments             -               -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                 1               1
 Premium on capital stock and other paid-in
   capital                                      674,146         678,146
 Retained earnings                                9,561           6,733
   Total stockholder's equity                   683,708         684,880

   Total Liabilities and
     Stockholder's Equity                    $1,293,429      $1,307,100


      The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                           Three Months Ended March 31,
                                              1997           1996
Operating Revenues:
 Gas sales                                  $ 10,720       $ 21,772
 Gas transportation                           96,390        100,695
 Other                                           829            503
   Total operating revenues                  107,939        122,970

Operating Costs and Expenses:
 Cost of gas sold                             10,789         21,786
 Cost of gas transportation                   10,459         16,602
 Operation and maintenance                    14,333         13,686
 Administrative and general                   15,214         16,193
 Depreciation and amortization                10,518         10,730
 Taxes other than income taxes                 4,191          3,911
   Total operating costs and expenses         65,504         82,908

Operating Income                              42,435         40,062

Other (Income) Deductions:
 Interest expense                              5,015          5,316
 Interest income                              (2,359)        (3,553)
 Miscellaneous other (income) deductions         (61)           300
   Total other deductions                      2,595          2,063

Income Before Income Taxes                    39,840         37,999

Provision for Income Taxes                    15,850         15,057

Net Income                                  $ 23,990       $ 22,942


 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                           Three Months Ended March 31,
                                               1997           1996
OPERATING ACTIVITIES:
 Net income                                 $ 23,990        $ 22,942
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and depletion                 10,518          10,730
   Provision for deferred income taxes           816           9,589
   Changes in receivables sold                  (400)            400
   Changes in receivables                      1,804           2,422
   Changes in inventories                       (283)           (145)
   Changes in other current assets             7,755           8,531
   Changes in accounts payable                (5,417)        (14,302)
   Changes in accrued liabilities             11,700          (4,176)
   Other, including changes in noncurrent
     assets and liabilities                  (23,542)            838
       Net cash provided by operating
         activities                           26,941          36,829

FINANCING ACTIVITIES:
 Dividends and returns of capital            (25,162)        (20,000)
   Net cash (used in) financing activities   (25,162)        (20,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC         (9,451)         (4,443)
   Proceeds from sales and salvage values,
     net of costs of removal                     159             (11)
 Advances to affiliates, net                   8,123         (12,041)
        Net cash (used in) investing
          activities                          (1,169)        (16,495)

Increase in Cash and Cash Equivalents            610             334

Cash and Cash Equivalents at Beginning
  of Period                                      115             206

Cash and Cash Equivalents at End of Period  $    725        $    540

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capitalized)     $  4,607        $  4,752
   Income taxes, net                           2,827           5,414


 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control, Nature of Operations and
    Basis of Presentation

 Corporate Structure and Control

    Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). As used herein, the term the Company refers to Texas Gas Transmission Corporation together with its wholly owned subsidiary; and the term Williams refers to The Williams Companies, Inc. together with its wholly owned subsidiaries, unless the context otherwise requires.

 Seasonal Variation

    Operating income may vary by quarter. Based on current rate structure, the Company experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the
Company's management, are necessary to present fairly its financial position at March 31, 1997, and results of operations and cash flows for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1996 Annual Report on Form 10-K.

    The Company was acquired in 1995 by Williams, and the acquisition was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying consolidated financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at March 31, 1997 is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission
(FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

   Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

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

    On July 16, 1996, the United States Court of Appeals for the District of Columbia issued an order which in part affirmed and in part remanded FERC Order 636. On February 27, 1997, FERC issued Order 636-C in response to the court's remand affirming that pipelines may recover all of their GSR costs, but requiring pipelines to individually propose the percentage of such costs to be allocated to interruptible transportation services, instead of a uniform 10 percent allocation. However, the Company's GSR settlement, discussed below, is not subject to appeal and should be unaffected by this Order. The Order also prospectively relaxed the eligibility requirements for receiving no-notice service and reduced the right of first refusal matching period from 20 years to five years. FERC Order 636-C is still subject to potential rehearing at the FERC.

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

   Through March 31, 1997, the Company has paid $76.2 million and expects to pay no more than $80.0 million for GSR costs, primarily as a result of contract terminations. The Company has recovered approximately $62.9 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $4.3 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) which will be effective November 1, 1997, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

1  Royalty Claims and Producer Litigation

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

   Other Litigation

    On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia (D.C. District Court) against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries, including the Company, were named as defendants in the lawsuit. The plaintiff claimed, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claimed that the United States had lost royalty payments as a result of these practices. The D.C. District Court recently dismissed the claims against Williams' natural gas pipeline subsidiaries, including the Company, and most of the other defendants.

   Environmental Matters

     As of March 31, 1997, the Company had a reserve of approximately $4 million for estimated costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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


C.  Adoption of Accounting Standard

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on the Company's financial position, results of operations, or cash flow requirements.

Item  2.   Management's  Narrative Analysis  of  the  Results  of
Operations
               (Filed Pursuant to General Instruction H)

                          Introduction

    As discussed in Note A, the Company was acquired in 1995 by Williams, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The financial analysis presented below represents a pro forma comparison of the full first quarters of the current and prior years.


                Financial Analysis of Operations
          Three Months Ended March 31, 1997 Compared to
                Three Months Ended March 31, 1996


    Operating income was $2 million higher for the three months ended March 31, 1997, than for the three months ended March 31, 1996. The increase in operating income was due primarily to favorable resolutions in 1997 of certain contractual issues, partially offset by a 1996 adjustment to rate refund. Compared to 1996, net income was $1 million higher due to the same reasons discussed above, partially offset by an increase in other deductions and income taxes.

     Operating revenues decreased $15 million primarily attributable to lower gas transportation costs charged to the Company by others and passed through to customers as provided in the Company's rates. Total deliveries were 226.2 Tbtu and 251.1 Tbtu for the first quarter of 1997 and 1996, respectively. The decrease of 24.9 Tbtu was due primarily to a warmer 1997 winter heating season, which, to a lesser extent, also contributed to decreased revenues. As discussed in Note B, "Summary of Significant Accounting Policies," of the Company's 1996 Annual Report on Form 10-K, the Company's gas sales have no impact on the results of operations.

       Operating   expenses  decreased  $17   million   primarily
attributable to lower costs of gas sold and lower cost of gas transportation both of which are passed through to customers.


                Financial Condition and Liquidity

    Williams intends to maintain and expand the existing core business of the Company and to promptly pursue new business opportunities made available to the Company. Through the years, the Company has consistently maintained its financial strength and experienced strong operational results. Williams' ownership of the Company further enhances its financial and operational strength, as well as allows the Company to take advantage of new opportunities for growth. The Company expects to access public and private capital markets, as needed, to finance its capital requirements.

    The Company is a participant with other Williams subsidiaries in a $1 billion credit agreement under which the Company may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, the Company has had no amounts outstanding under this facility.

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

    The Company is a participant in Williams' cash management program. The advances due the Company by Williams are represented by demand notes payable. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.35%.

    The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on the Company's financial position, results of operations, or cash flow requirements.

    The Company's capital expenditures for the first three months of 1997 and 1996 were $9 million and $4 million, respectively. Capital expenditures for 1997 are expected to approximate $66 million. The Company's debt as a percentage of total capitalization at March 31, 1997 and December 31, 1996 was 27.0%.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) which will be effective November 1, 1997, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

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

                          TEXAS GAS TRANSMISSION CORPORATION



DATE:  May 12, 1997       BY:  /s/ G. D. Lauderdale

                                G. D. Lauderdale
                             Senior Vice President
                              and General Manager


DATE:  May 12, 1997       BY:  /s/ E. J. Ralph

                                 E. J. Ralph
                          Vice President, Treasurer,
                     Controller, and Assistant Secretary