Form 10-Q
period 1997-06-30
TEXAS GAS TRANSMISSION CORP
filed 1997-08-13
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to __________
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

   Registrant's telephone number, including area code: (502)926-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 8, 1997

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                              INDEX



                                                          Page
                                                         Number

Part I.  Financial Information

Item 1.  Financial Statements .........................     3

Consolidated Balance Sheets at
  June 30, 1997 and December 31, 1996 .................   3-4

Consolidated Statements of Income
  Three Months Ended June 30, 1997 and 1996 ...........     5
  Six Months Ended June 30, 1997 and 1996..............     6

Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1997 and 1996 .............     7

Condensed Notes to Consolidated Financial Statements ..  8-11

Item 2.  Management's Narrative Analysis of
         the Results of Operations .................... 12-13

Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K ...............    14

Signature .............................................    15

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                             June 30,    December 31,
                                               1997         1996
               ASSETS
Current Assets:
 Cash and temporary cash investments        $      509   $      115
 Receivables:
   Trade                                         3,263        8,415
   Affiliates                                      128        1,409
   Other                                           675        1,418
 Advances to affiliates                        110,036      147,144
 Transportation and exchange gas receivable        727          718
 Costs recoverable from customers:
   Gas supply realignment                        1,414        8,640
   Other                                        14,030       17,980
 Inventories                                    16,780       15,081
 Deferred income taxes                           6,491        4,945
 Gas stored underground                         11,115       11,115
 Other                                           1,074        1,311
   Total current assets                        166,242      218,291

Advances to Affiliates                          25,000       25,000

Investments, at Cost                             1,322        1,339

Property, Plant and Equipment:
 Natural gas transmission plant, at cost       986,923      958,896
 Less -- Accumulated depreciation and
   amortization                                 83,574       65,265
   Property, plant and equipment, net          903,349      893,631

Other Assets:
 Gas stored underground                        103,869      100,709
 Costs recoverable from customers               49,329       54,817
 Other                                          14,871       13,313
   Total other assets                          168,069      168,839

   Total Assets                             $1,263,982   $1,307,100

 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                                  June 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                1997         1996
Current Liabilities:
 Payables:
   Trade                                         $    2,613   $    4,850
   Affiliates                                        26,657       41,954
   Other                                              6,292        9,252
 Transportation and exchange gas payable              3,465        3,306
 Accrued liabilities                                 74,759       68,784
 Accrued gas supply realignment costs                 3,833        3,833
 Costs refundable to customers                        1,398        1,626
   Total current liabilities                        119,017      133,605

Long-Term Debt                                      252,599      253,611

Other Liabilities and Deferred Credits:
 Deferred income taxes                              144,421      143,288
 Postretirement benefits other than pensions         39,738       43,765
 Other                                               46,931       47,951
   Total other liabilities and deferred credits     231,090      235,004

Contingent Liabilities and Commitments                 -            -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                     1            1
 Premium on capital stock and other paid-in
   capital                                          661,146      678,146
 Retained earnings                                      129        6,733
   Total stockholder's equity                       661,276      684,880

   Total Liabilities and Stockholder's Equity    $1,263,982   $1,307,100


      The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                        Three Months Ended June 30,
                                          1997           1996
Operating Revenues:
 Gas sales                              $  3,643       $ 12,852
 Gas transportation                       59,873         61,757
 Other                                        99            515
   Total operating revenues               63,615         75,124

Operating Costs and Expenses:
 Cost of gas sold                          3,732         12,708
 Cost of gas transportation                9,297          6,788
 Operation and maintenance                15,362         15,533
 Administrative and general               13,153         15,149
 Depreciation and amortization            10,669         10,347
 Taxes other than income taxes             3,630          3,744
   Total operating costs and expenses     55,843         64,269

Operating Income                           7,772         10,855

Other (Income) Deductions:
 Interest expense                          5,009          5,281
 Interest income                          (2,268)        (3,380)
 Miscellaneous other (income) deductions    (107)           291
   Total other deductions                  2,634          2,192

Income Before Income Taxes                 5,138          8,663

Provision for Income Taxes                 2,048          3,328

Net Income                              $  3,090       $  5,335


    The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                            Six Months Ended June 30,
                                              1997           1996
Operating Revenues:
 Gas sales                                  $ 14,363       $ 34,624
 Gas transportation                          156,263        162,452
 Other                                           928          1,018
   Total operating revenues                  171,554        198,094

Operating Costs and Expenses:
 Cost of gas sold                             14,521         34,493
 Cost of gas transportation                   19,756         23,390
 Operation and maintenance                    29,695         29,219
 Administrative and general                   28,367         31,343
 Depreciation and amortization                21,187         21,076
 Taxes other than income taxes                 7,821          7,655
   Total operating costs and expenses        121,347        147,176

Operating Income                              50,207         50,918

Other (Income) Deductions:
 Interest expense                             10,024         10,598
 Interest income                              (4,627)        (6,934)
 Miscellaneous other (income) deductions        (168)           592
   Total other deductions                      5,229          4,256

Income Before Income Taxes                    44,978         46,662

Provision for Income Taxes                    17,898         18,385

Net Income                                  $ 27,080       $ 28,277


 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                                 Six Months Ended June 30,
                                                   1997            1996
OPERATING ACTIVITIES:
 Net income                                      $ 27,080        $ 28,277
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and depletion                      21,187          21,076
   Provision for deferred income taxes               (412)          6,135
   Changes in receivables sold                     (8,500)        (11,600)
   Changes in receivables                          14,386           4,220
   Changes in inventories                          (1,699)         (1,289)
   Changes in other current assets                 13,118          11,564
   Changes in accounts payable                     (5,197)        (16,456)
   Changes in accrued liabilities                   5,584         (30,713)
   Other, including changes in noncurrent
     assets and liabilities                       (20,554)         15,563
      Net cash provided by operating
        activities                                 44,993          26,777

FINANCING ACTIVITIES:
 Dividends and returns of capital                 (50,684)        (40,000)
      Net cash (used in) financing activities     (50,684)        (40,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC             (31,091)        (14,723)
   Proceeds from sales and salvage values,
      net of costs of removal                          68            (504)
 Advances to affiliates, net                       37,108          28,439
      Net cash provided by investing activities     6,085          13,212

Increase (Decrease) in Cash and Cash Equivalents      394             (11)

Cash and Cash Equivalents at Beginning of Period      115             206

Cash and Cash Equivalents at End of Period       $    509        $    195

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capitalized)          $ 10,863        $ 12,389
   Income taxes, net                               16,682           8,706


 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control, Nature of Operations and
    Basis of Presentation

    Corporate Structure and Control

    Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) became a wholly owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams.

 Seasonal Variation

    Operating income may vary by quarter. Based on current rate structure, the Company experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to
the   rules  and  regulations  of  the  Securities  and  Exchange
Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have
been   condensed   or   omitted.   The   accompanying   unaudited
consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the
Company's  management,  are  necessary  to  present  fairly   its
financial position at June 30, 1997 and December 31, 1996; results of operations and cash flows for the six months ended June 30, 1997 and 1996; and results of operations for the three
months   ended  June  30,  1997  and  1996.   These  consolidated
financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1996 Annual Report on Form 10-K and the Company's 1997 First Quarter Report on Form 10-Q.

    The Company was acquired in 1995 by Williams, and the acquisition was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying consolidated financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at June 30, 1997 is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission
(FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is being collected through demand surcharges on the Company's firm transportation rates; the remaining 10 percent should be recovered from its interruptible transportation service.

    Through June 30, 1997, the Company has paid $76.2 million and expects to pay no more than $80.0 million for GSR costs, primarily as a result of contract terminations. The Company has recovered approximately $65.8 million, plus interest, in GSR costs and has recorded a regulatory asset of approximately $1.4 million for the estimated future recovery of its GSR costs, most of which will be collected from customers prior to December 31, 1997.

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

   Environmental Matters

     As of June 30, 1997, the Company had a reserve of approximately $3.5 million for estimated costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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


C.  Adoption of Accounting Standard

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on the Company's financial position, results of operations or cash flow requirements.

D. Financing

    The Company filed a Form S-3 Registration Statement with the SEC on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, the Company sold $100 million of 7.25% Debentures due July 15, 2027. The Debentures have no sinking funds and may be called at any time, at the Company's option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Proceeds from the sale of the Debentures were used to retire the Company's 9 5/8% Notes, which matured on July 15, 1997.

Item  2.   Management's  Narrative Analysis  of  the  Results  of
           Operations
               (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
           Six Months Ended June 30, 1997 Compared to
                 Six Months Ended June 30, 1996


    The Company's gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by the Company's gas marketing affiliate, Williams Energy Service Company, as exclusive agent for the Company. Although the sales and purchase commitments remain in the Company's name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on the Company's results of operations.

   Operating income was $1 million lower for the six months ended June 30, 1997, than for the six months ended June 30, 1996, due primarily to favorable 1996 rate refund accrual adjustments and a change in the mix of transportation volumes under different rate structures, largely offset by the favorable resolution in 1997 of certain contractual issues. Compared to 1996, net income was $1 million lower primarily due to the same reasons discussed above.

     Operating revenues decreased $27 million primarily attributable to lower costs passed through to customers as provided in the Company's rates. Total deliveries were 402.6 TBtu and 414.4 TBtu for the six months of 1997 and 1996, respectively.

       Operating   expenses  decreased  $26   million   primarily
attributable to lower costs of gas sold and lower costs of gas transportation, both of which are passed through to customers.


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

    The Company filed a Form S-3 Registration Statement with the SEC on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, the Company sold $100 million of 7.25% Debentures due

July 15, 2027. The Debentures have no sinking funds and may be called at any time, at the Company's option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Proceeds from the sale of the Debentures were used to retire the Company's 9 5/8% Notes, which matured on July 15, 1997.

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

      The Company's capital expenditures for the first six months of 1997 and 1996 were $31 million and $15 million, respectively. Capital expenditures for 1997 are expected to approximate $66 million. The Company's debt as a percentage of total capitalization at June 30, 1997 and December 31, 1996 was 27.6% and 27.0%, respectively.

    On July 21, 1997, the Company filed an application with the FERC to authorize construction, installation and operation of a 4,600 horsepower compressor engine and associated facilities at its Haughton Compressor Station in Louisiana. The project is expected to cost $6 million. The Company proposes to have the facilities in service by November 1, 1998.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) which will be effective November 1, 1997, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

    The FERC recently issued orders addressing, among other things, the authorized rates of return for several of the
Company's interstate natural gas pipeline affiliates (Affiliates). In the orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporate a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of United States gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. The Affiliates plan to challenge their respective FERC orders in an effort to have the FERC change its rate of return methodology. Similar issues may arise in the Company's new rate case, to be effective November 1, but would have no effect on the Company's current settled rates.

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

                               TEXAS GAS TRANSMISSION CORPORATION



DATE: August 11, 1997             BY:/s/ N. A. Bacile

                                         N. A. Bacile
                                    Vice President and Chief
                                       Financial Officer