Form 10-Q
period 1997-09-30
TEXAS GAS TRANSMISSION CORP
filed 1997-11-10
CIK 97452

1
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

Registrant's telephone number, including area code:(502) 926-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of November 7, 1997

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                              INDEX



                                                        Page
                                                       Number

Part I.  Financial Information

Item 1.  Financial Statements .........................    3

Consolidated Balance Sheets at
  September 30, 1997 and December 31, 1996 ............  3-4

Consolidated Statements of Operations
  Three Months Ended September 30, 1997 and 1996 ......    5

Consolidated Statements of Income
  Nine Months Ended September 30, 1997 and 1996........    6

Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 1997 and 1996 .......    7

Condensed Notes to Consolidated Financial Statements .. 8-11

Item 2.  Management's Narrative Analysis of
         the Results of Operations ....................12-13

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K .............   14

Signature .............................................   15

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            September 30,     December 31,
       ASSETS                                    1997             1996
Current Assets:
 Cash and temporary cash investments         $       426       $       115
 Receivables:
   Trade                                           2,602             8,415
   Affiliates                                      2,602             1,409
   Other                                           2,693             2,136
 Advances to affiliates                           75,849           147,144
 Costs recoverable from customers                 15,020            26,620
 Inventories                                      15,359            15,081
 Deferred income taxes                            11,376             4,945
 Gas stored underground                           11,115            11,115
 Other                                             2,313             1,311
   Total current assets                          139,355           218,291

Advances to Affiliates                              -               25,000

Investments, at Cost                               1,224             1,339

Property, Plant and Equipment:
 Natural gas transmission plant, at cost       1,014,876           958,896
 Less -- Accumulated depreciation and
   amortization                                   94,878            65,265
    Property, plant and equipment, net           919,998           893,631

Other Assets:
 Gas stored underground                          100,115           100,709
 Costs recoverable from customers                 47,558            54,817
 Other                                            24,214            13,313
   Total other assets                            171,887           168,839

   Total Assets                              $ 1,232,464       $ 1,307,100

       The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                              September 30,     December 31,
                                                   1997             1996
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                       $    3,491        $    4,850
   Affiliates                                      26,245            41,954
   Other                                            6,113             9,252
 Transportation and exchange gas payable              760             3,306
 Accrued liabilities                               75,840            72,617
 Costs refundable to customers                      1,100             1,626
   Total current liabilities                      113,549           133,605

Long-Term Debt                                    251,496           253,611

Other Liabilities and Deferred Credits:
 Deferred income taxes                            144,682           143,288
 Postretirement benefits other than pensions       37,712            43,765
 Other                                             49,147            47,951
   Total other liabilities and deferred credits   231,541           235,004

Contingent Liabilities and Commitments               -                 -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                   1                 1
 Premium on capital stock and other paid-in
   capital                                        636,046           678,146
 Retained earnings (deficit)                         (169)            6,733
   Total stockholder's equity                     635,878           684,880

   Total Liabilities and Stockholder's Equity  $1,232,464        $1,307,100

      The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Thousands of Dollars)
                           (Unaudited)

                                          Three Months Ended September 30,
                                            1997                  1996
Operating Revenues:
  Gas transportation                      $ 52,993              $ 53,944
  Gas sales                                  4,049                 9,929
  Other                                        116                   510
   Total operating revenues                 57,158                64,383

Operating Costs and Expenses:
  Cost of gas transportation                 5,693                 7,280
  Cost of gas sold                           3,949                 9,483
  Operation and maintenance                 15,918                17,487
  Administrative and general                14,509                14,164
  Depreciation and amortization             10,696                10,359
  Taxes other than income taxes              3,587                 3,717
   Total operating costs and expenses       54,352                62,490

Operating Income                             2,806                 1,893

Other (Income) Deductions:
  Interest expense                           4,880                 5,198
  Interest income                           (1,537)               (3,005)
  Miscellaneous other (income) deductions     (258)                   19
   Total other deductions                    3,085                 2,212

Loss Before Income Taxes                      (279)                 (319)

Provision for (Benefit from) Income Taxes     (233)                   43

Net Loss                                  $    (46)             $   (362)

        The accompanying condensed notes are an integral part of these consolidated financial statements.

          TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                          (Unaudited)

                                          Nine Months Ended September 30,
                                              1997                 1996
Operating Revenues:
  Gas transportation                       $ 209,256            $ 216,396
  Gas sales                                   18,412               44,553
  Other                                        1,044                1,528
    Total operating revenues                 228,712              262,477

Operating Costs and Expenses:
  Cost of gas transportation                  25,449               30,670
  Cost of gas sold                            18,471               43,976
  Operation and maintenance                   45,613               46,706
  Administrative and general                  42,875               45,507
  Depreciation and amortization               31,883               31,435
  Taxes other than income taxes               11,408               11,372
   Total operating costs and expenses        175,699              209,666

Operating Income                              53,013               52,811

Other (Income) Deductions:
  Interest expense                            14,904               15,796
  Interest income                             (6,164)              (9,939)
  Miscellaneous other (income) deductions       (426)                 611
   Total other deductions                      8,314                6,468

Income Before Income Taxes                    44,699               46,343

Provision for Income Taxes                    17,665               18,428

Net Income                                 $  27,034            $  27,915

      The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                               Nine Months Ended September 30,
                                                     1997           1996
OPERATING ACTIVITIES:
  Net income                                       $  27,034      $ 27,915
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and depletion                         31,883        31,435
   Provision for deferred income taxes                (5,037)        8,805
   Changes in receivables sold                        (9,200)      (11,900)
   Changes in receivables                             14,456        18,356
   Changes in inventories                               (278)       (1,894)
   Changes in other current assets                    12,303        11,253
   Changes in accounts payable                        (4,498)      (16,868)
   Changes in accrued liabilities                        (56)      (38,007)
   Other, including changes in noncurrent assets
    and liabilities                                  (19,110)       11,897
     Net cash provided by operating activities        47,497        40,992

FINANCING ACTIVITIES:
   Proceeds from long-term debt                       99,031           -
   Payment of long-term debt                        (100,000)          -
   Dividends and returns of capital                  (76,036)      (61,394)
   Other                                              (8,163)          -
        Net cash used in financing activities        (85,168)      (61,394)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC                (59,601)      (29,004)
   Proceeds from sales and salvage values,
     net of costs of removal                           1,288          (691)
 Advances to affiliates, net                          96,295        50,352
     Net cash provided by investing activities        37,982        20,657

Increase in Cash and Cash Equivalents                    311           255

Cash and Cash Equivalents at Beginning of Period         115           206

Cash and Cash Equivalents at End of Period         $     426      $    461

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capitalized)            $  15,413      $ 17,093
   Income taxes, net                                  27,268         9,210

         The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A. Corporate Structure and Control, Seasonal Variation and Basis of Presentation

   Corporate Structure and Control

     Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly
owned   subsidiary, TGT Enterprises, Inc.,(collectively, the Company)became a wholly owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc.(Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams.

   Seasonal Variation

     Operating income may vary by quarter. Based on current rate structure, the Company experiences lower operating income in the second and third quarters as compared to the first and fourth quarters.

   Basis of Presentation

     The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the Company's management, are necessary to present fairly its financial position at September 30, 1997 and December 31, 1996; results of operations and cash flows for the nine months ended September 30, 1997 and 1996; and results of operations for the three months ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1996 Annual Report on Form 10-K and the Company's 1997 First and Second Quarter Reports on Form 10-Q.

     The Company was acquired in 1995 by Williams, and the acquisition was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying consolidated financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at September 30, 1997 is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on the Company's firm transportation rates; the remaining 10 percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed the Company to suspend its GSR surcharge applicable to firm transportation (FT) services due to the full recovery of incurred GSR costs allocated to firm services. The GSR cost increment included in the interruptible transportation rates, as well as the no-notice service and FT overrun rates, remains in effect. The Company expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future recovery of its GSR costs.

    General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) which was effective November 1, 1997, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. Settlement discussions commenced in October 1997. The Company will establish a reserve to reflect the difference between the rates effective on November 1, 1997 and the rates expected to ultimately be effective upon settlement of the rate case.

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

    Environmental Matters

    As of September 30, 1997, the Company had a reserve of approximately $3.4 million for estimated costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

C.  Adoption of Accounting Standards

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

    The FASB has issued two new accounting standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures
about   Segments  of  an  Enterprise  and  Related  Information,"
effective for fiscal years beginning after December 15, 1997. These pronouncements will not materially change the Company's financial reporting and disclosures.

D. Financing

    The Company filed a Form S-3 Registration Statement with the SEC on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, the Company sold $100 million of 7 1/4% Debentures due July 15, 2027. The Debentures have no sinking funds and may be called at any time, at the Company's option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Proceeds from the sale of the Debentures were used to retire the Company's 9 5/8% Notes, which matured on July 15, 1997.

Item  2.   Management's  Narrative Analysis  of  the  Results  of
Operations
               (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
        Nine Months Ended September 30, 1997 Compared to
              Nine Months Ended September 30, 1996


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

    Operating income for the nine months ended September 30, 1997 was comparable to 1996 due primarily to the favorable resolution in 1997 of certain contractual issues and lower operating and maintenance expenses, substantially offset by favorable 1996 adjustments to rate refund accruals and a change in mix of transportation volumes under different rate structures. Compared to 1996, net income was $0.9 million lower, due primarily to lower interest on advances to Williams, partially offset by lower operating costs.

    Operating revenues decreased $33.8 million primarily due to lower gas sales and lower transportation revenues attributable to lower costs passed through to customers as provided in the Company's rates. Total deliveries were 562.8 TBtu and 578.2 TBtu for the nine months of 1997 and 1996, respectively.

     Operating expenses decreased $34 million primarily attributable to lower costs of gas sold and lower costs of gas transportation. Costs of gas transportation are passed through to customers and decreased partially due to the suspension of the surcharge for the collection of GSR costs applicable to firm transportation, as discussed in Note B of the Condensed Notes to Consolidated Financial Statements.


                Financial Condition and Liquidity

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

    The Company filed a Form S-3 Registration Statement with the SEC on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, the Company sold $100 million of 7 1/4% Debentures due July 15, 2027. The Debentures have no sinking funds and may be called at any time, at the Company's option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Proceeds from the sale of the Debentures were used to retire the Company's 9 5/8% Notes, which matured on July 15, 1997.

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

     The Company's capital expenditures for the first nine months of 1997 and 1996 were $60 million and $29 million, respectively. Capital expenditures for 1997 are expected to approximate $66 million. The Company's debt as a percentage of total capitalization at September 30, 1997 and December 31, 1996 was 28.3% and 27.0%, respectively.

    On July 21, 1997, the Company filed an application with the FERC to authorize construction, installation and operation of a 4,600 horsepower compressor engine and associated facilities at its Haughton Compressor Station in Louisiana. The project is expected to cost $6 million. The Company proposes to have the facilities in service by November 1, 1998.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) which was effective November 1, 1997, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. Settlement discussions commenced in October 1997. The Company will establish a reserve to reflect the difference between the rates effective on November 1, 1997 and the rates expected to ultimately be effective upon settlement of the rate case.

    The FERC recently issued orders addressing, among other things, the authorized rates of return for certain of the
Company's interstate natural gas pipeline affiliates (Affiliates). In the orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporate a long-term growth rate component. The long-term growth rate component used by the FERC is now a projection of United States gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. The Affiliates plan to challenge their respective FERC orders in an effort to have the FERC change its rate of return methodology. Similar issues may arise in the Company's new rate case, effective November 1, but would have no effect on the Company's current settled rates.

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

                          TEXAS GAS TRANSMISSION CORPORATION



DATE:  November 10, 1997          BY:/s/  S. W. Harris

                                         S. W. Harris
                              Duly Authorized Officer, Controller
                                  and Chief Accounting Officer