Form 10-K
period 1997-12-31
TEXAS GAS TRANSMISSION CORP
filed 1998-03-27
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1997

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _________ to____________

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

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

    Indicate the number of shares outstanding of each  of  the registrant's  classes  of  common  stock,  as  of  the  latest
practicable date.   1,000 shares as of February 20, 1998

    REGISTRANT  MEETS  THE CONDITIONS  SET  FORTH  IN  GENERAL
INSTRUCTION  I(1)(a)  AND (b) OF FORM 10-K  AND  IS  THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TABLE OF CONTENTS
                        1997 FORM 10-K
       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY


                                                                 Page

                            Part I

Item 1.  Business ................................................  3
Item 2.  Properties ..............................................  7
Item 3.  Legal Proceedings .......................................  7

                            Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ...................................  8
Item 7.  Management's Narrative Analysis of the Results of
           Operations ............................................  8
Item 8.  Financial Statements and Supplementary Data ............. 12
Item 9.  Disagreements on Accounting and Financial Disclosure..... 34

                            Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ........................................... 34

                            Part I

Item 1.  Business.
                            GENERAL

    Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) became a wholly owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams. As used herein, Williams refers to The Williams Companies, Inc., together with its wholly owned subsidiaries, unless the context otherwise requires.

    Effective May 1, 1995, the Company became a wholly owned subsidiary of Williams. Prior to that date, the Company was a wholly owned subsidiary of Transco Gas Company, which was a wholly owned subsidiary of Transco Energy Company (Transco).

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


                   TRANSPORTATION AND SALES

    At December 31, 1997, the Company's system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea-level-rated capacity totaling approximately 549,000 horsepower.

     The Company owns and operates natural gas storage reservoirs in 10 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of the Company's certificated storage fields is approximately 177 Bcf of gas. The Company owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of the Company's firm and interruptible storage customers, and in part to meet the requirements of the Company's "no-notice" transportation service, which allows the Company's customers to temporarily draw from the Company's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by the Company to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

    In 1997, the Company transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by the Company. Gas was transported for 110 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 20 industrial customers located along the system. At December 31, 1997, the Company had transportation contracts with approximately 588 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of the Company in 1997, Proliance Energy, accounted for approximately 12.4 percent of total operating revenues. No other customers accounted for more than 10 percent of total operating revenues during 1997. The Company's firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of the Company's business. Additionally, the Company offers interruptible transportation and storage services under agreements that are generally short term.


                     OPERATING STATISTICS

    The following table summarizes the Company's total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                          Year Ended December 31,
                                        1997      1996        1995

Transportation Volumes                  773.6     794.5      693.3

Average Daily Transportation Volumes:     2.1       2.2        1.9
Average Daily Firm Reserved Capacity:     2.2       2.1        2.0

                      REGULATORY MATTERS

    The Company is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 (Natural Gas Act) and under the Natural Gas Policy Act of 1978
(NGPA), and as such, its rates and charges for transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities, and its accounting, among other things, are subject to regulation. As necessary, the Company files with the FERC changes in its transportation and storage rates and charges designed to allow it to recover fully its costs of providing service to its interstate system customers, including a reasonable rate of return.

   The Company is also subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission facilities.

Regulatory Matters

    The Company's rates are established primarily through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of the Company's capital structure, and (3) volume throughput assumptions. The allowed rate of return is determined by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

    The Company, FERC staff, and intervenors have reached a proposed settlement of the case which was filed with the FERC on March 20, 1998. The Company has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

    For discussion of other regulatory matters affecting the Company, see Note C of Notes to Consolidated Financial
Statements contained in Item 8 hereof.

Environmental Matters

    The Company is subject to extensive federal, state and local environmental laws and regulations which affect the Company's operations related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.


                          COMPETITION

    The FERC continues to regulate interstate natural gas pipeline companies pursuant to the Natural Gas Act and the

NGPA. However, competition has led to a buyers' market in the natural gas industry for both the commodity and pipeline capacity. This market is characterized by a shifting customer base from local distribution companies to marketers and producers and an increased reliance by customers on capacity obtained through the release market. Low growth in demand, excess supply, and an over-abundance of annual pipeline capacity have all contributed to the current situation. In addition, future load growth is expected to occur primarily in price-sensitive markets which will limit gas price increases to the price of competing fuels. This problem is compounded by the fact that large volumes of natural gas reserves found in western Canada, previously confined to low growth, competitive areas of North America, appear now to be headed for the Chicago, Illinois area and the Northeast portion of the United States where there is already adequate pipeline capacity and growing supply access due to increased drilling activity in the Gulf of Mexico states.

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

   The Company is continuing to work diligently to replace any and all markets made available by capacity turnback, as well as to pursue new markets. During 1997, the Company remarketed all capacity that was turned back without significant discounting and has either renegotiated, extended, or renewed contracts for over 90 percent of the capacity subject to turnback in 1998. The Company anticipates that it will continue to be able to remarket all future capacity subject to turnback.


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


                      EMPLOYEE RELATIONS

    The  Company  had 942 employees as of December  31,  1997.
Certain  of  those  employees were  covered  by  a  collective
bargaining   agreement.   A  favorable  relationship   existed
between management and labor during the period.

    As  discussed in Note F of Notes to Consolidated Financial
Statements contained in Item 8 hereof, approximately 9 percent of the Company's employees elected to retire in 1995 under an early retirement program offered by the Company.

    The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 182 of the Company's 435 field operating employees. The current collective bargaining agreement between the Company and Local 187 expires on October 31, 1998.

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

      As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, availability and cost of capital, changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations, and the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return, and the resolution of other matters discussed herein; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintain existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.


Item 2.  Properties.

   See "Item 1.  Business."


Item 3.  Legal Proceedings.

     For   a   discussion  of  the  Company's  current   legal
proceedings,  see  Note  C of Notes to Consolidated  Financial
Statements contained in Item 8 hereof.

                            PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

   (a) and (b) As of December 31, 1997, all of the outstanding shares of the Company's common stock are owned by Williams Interstate Natural Gas Systems, Inc., a wholly owned subsidiary of Williams. The Company's common stock is not publicly traded and there exists no market for such common stock.


Item 7.  Management's Narrative Analysis of the Results of
         Operations

                         Introduction

    As discussed in Note A of Notes to Consolidated Financial Statements contained in Item 8 hereof, the Company was acquired by Williams through a merger of a Williams' subsidiary and Transco, effective May 1, 1995. Williams became a majority owner of Transco effective January 18, 1995, at which date the effects of the acquisition were pushed down and recorded on the books and records of the Company. The purchase price allocation to the Company primarily consisted of an allocation of approximately $257 million to property, plant and equipment and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Property, plant and equipment at December 31, 1997, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

Year 2000 Compliance

    Williams has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to the Company should be substantially complete by the end of the first quarter of 1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Williams has initiated a formal communications process with other companies with which Williams' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Where necessary, Williams will be working with those companies to mitigate any material adverse effect on Williams.

    Williams expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. The Company considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through rates. While the total costs of this project are still being evaluated, the Company estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will be immaterial. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued
availability of certain resources, third party year 2000 compliance modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

               Financial Analysis of Operations

    The Company's gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, which are managed by the Company's gas marketing affiliate, Williams Energy Services Company, as exclusive agent for the Company. Although the sales and purchase commitments remain in the Company's name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on the Company's results of operations.

1997 Compared to 1996

   Operating income was $2.9 million higher for the year ended December 31, 1997, than for 1996. The increase in operating income was primarily attributable to favorable resolutions in 1997 of certain contractual and regulatory issues and efficiency gains, substantially offset by favorable 1996 adjustments to rate refund accruals and lower revenue from gas processing. Compared to 1996, net income was $3.0 million lower, due primarily to lower interest on advances to Williams and higher effective income tax rates, partially offset by the changes to operating income discussed above.

     Operating revenues decreased $41.4 million primarily attributable to lower gas sales, lower gas processing revenues and lower transportation revenues attributable to lower costs passed through to customers as provided in the Company's rates. System deliveries were 773.6 TBtu and 794.5 TBtu for the years ended December 31, 1997 and 1996, respectively, which also contributed to lower revenues.

    Operating costs and expenses decreased $44.3 million primarily attributable to lower costs of gas sold, lower costs of gas transportation and efficiency gains. Costs of gas transportation are passed through to customers and decreased partially due to the suspension of the surcharge for the collection of gas supply realignment costs applicable to firm transportation, as discussed in Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.

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

    The Company is a participant in Williams' cash management program. The advances due the Company by Williams are represented by demand notes payable. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.325%.

   In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. As of December 31, 1997 and 1996, $29.6 million and $24.2 million, respectively, of such receivables were sold.

    The  Company's  capital expenditures for the  years  ended
December  31,  1997  and 1996, were $74.5  million  and  $50.1 million, respectively.

      On July 21, 1997, the Company filed an application with the FERC to authorize construction, installation and operation of a 4,600 horsepower compressor engine and associated facilities at its Haughton Compressor Station in Louisiana. The Company received an order on March 17, 1998, issuing a certificate authorizing the construction and operation of facilities. The project is expected to cost approximately $6 million, and the Company proposes to have the facilities in service by November 1, 1998.

    The Company's debt as a percentage of total capitalization
at   December  31,  1997  and  1996,  was  28.1%  and   27.0%,
respectively.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

    The Company, FERC staff, and intervenors have reached a proposed settlement of the case which was filed with the FERC on March 20, 1998. The Company has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF INDEPENDENT AUDITORS

Texas Gas Transmission Corporation
The Board of Directors

    We have audited the accompanying consolidated balance sheets of Texas Gas Transmission Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and paid-in capital and cash flows for the years ended December 31, 1997 and 1996, and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.



/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 13, 1998

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                       December 31,    December 31,
     ASSETS                               1997            1996
Current Assets:
 Cash and temporary cash investments   $      235      $      115
 Receivables:
   Trade                                    2,937           8,415
   Affiliates                                 284           1,409
    Other                                   3,835           2,136
 Advances to affiliates                    93,500         147,144
 Inventories                               15,531          15,081
 Deferred income taxes                     18,179           4,945
 Costs recoverable from customers          16,311          26,620
 Gas stored underground                    11,115          11,115
 Other                                      1,690           1,311
   Total current assets                   163,617         218,291

Advances to Affiliates                       -             25,000

Investments, at cost                        1,224           1,339

Property, Plant and Equipment, at cost:
 Natural gas transmission plant           885,763         823,927
 Other natural gas plant                  136,891         134,969
                                        1,022,654         958,896
    Less - Accumulated depreciation
      and amortization                     98,649          65,265
   Property, plant and equipment, net     924,005         893,631

Other Assets:
 Gas stored underground                    97,984         100,709
 Costs recoverable from customers          45,504          54,817
 Other                                     24,809          13,313
       Total other assets                 168,297         168,839

   Total Assets                        $1,257,143      $1,307,100


     The accompanying notes are an integral part of these consolidated financial statements.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                       December 31,    December 31,
                                          1997            1996
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                $     2,558     $    4,850
   Affiliates                                11,939         41,954
   Other                                      8,302          9,252
 Gas payables:
   Transportation and exchange                1,173          3,306
   Storage                                   13,343          2,086
 Accrued liabilities                         78,201         70,531
 Costs refundable to customers                1,649          1,626
 Reserve for regulatory and rate matters     11,319           -
     Total current liabilities              128,484        133,605

Long-Term Debt                              251,433        253,611

Other Liabilities and Deferred Credits:
 Deferred income taxes                      150,113        143,288
 Postretirement benefits other than
   pensions                                  35,683         43,765
 Other                                       49,040         47,951
     Total other liabilities and
       deferred credits                     234,836        235,004

Contingent Liabilities and Commitments         -              -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000
   shares authorized, issued and outstanding      1              1
 Premium on capital stock and other
   paid-in capital                          636,046        678,146
 Retained earnings                            6,343          6,733
   Total stockholder's equity               642,390        684,880

   Total Liabilities and
     Stockholder's Equity                $1,257,143     $1,307,100

     The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying consolidated financial statements which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)

                                                                       Pre-
                                           Post-Acquisition         Acquisition
                                                          For the     For the
                                                          Period      Period
                                                        January 18,  January 1,
                                   For the Year Ended    1995 to      1995 to
                                     December 31,      December 31,  January 17,
                                    1997       1996       1995          1995
Operating Revenues:
 Gas transportation               $291,209   $300,792   $268,844     $ 15,932
 Gas sales                          25,413     56,700     51,774        3,239
 Other                               1,715      2,286      2,285          130
   Total operating revenues        318,337    359,778    322,903       19,301

Operating Costs and Expenses:
 Cost of gas transportation         31,314     39,289     41,139        2,134
 Cost of gas sold                   25,454     56,013     51,328        3,188
 Operation and maintenance          62,340     65,014     58,232        2,433
 Administrative and general         57,551     61,685     57,517        3,086
 Provision for severance benefits     -          -          -           6,772
 Depreciation and amortization      42,538     41,531     38,863        1,779
 Taxes other than income taxes      15,019     15,015     13,732          721
   Total operating costs and
     expenses                      234,216    278,547    260,811       20,113

Operating Income (Loss)             84,121     81,231     62,092         (812)

Other (Income) Deductions:
 Interest expense                   20,026     20,923     23,520        1,122
 Interest income                    (7,220)   (12,450)   (12,534)        (560)
 Miscellaneous other (income)
   deductions - net                   (274)       606        238           56
   Total other deductions           12,532      9,079     11,224          618

Income (Loss) Before Income Taxes   71,589     72,152     50,868       (1,430)

Provision for Income Taxes          28,370     25,972     22,542        1,884

Net Income (Loss)                 $ 43,219   $ 46,180   $ 28,326     $ (3,314)


     The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying consolidated financial statements which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND PAID-IN CAPITAL
                     (Thousands of Dollars)

                                          Retained      Paid-in
                                          Earnings      Capital
Pre-Acquisition
Balance, December 31, 1994                $ 28,012      $584,712
 Add (deduct):
   Net loss                                 (3,314)         -

Balance, January 17, 1995                   24,698       584,712

Acquisition adjustment to eliminate
 retained earnings                         (24,698)       24,698
Acquisition adjustment to record
 assets and liabilities at fair value         -          135,561

Post-Acquisition
Balance, January 18, 1995                     -          744,971
 Add (deduct):
   Net income                               28,326          -
   Dividends on common stock
    and returns of capital                 (23,649)       (6,351)
   Dissolution of affiliate                    114         1,826

Balance, December 31, 1995                   4,791       740,446

 Add (deduct):
   Net Income                               46,180          -
   Dividends on common stock
    and returns of capital                 (44,238)      (62,300)

Balance, December 31, 1996                   6,733       678,146

Add (deduct):
   Net Income                               43,219          -
   Dividends on common stock
    and returns of capital                 (43,609)      (42,100)

Balance, December 31, 1997                $  6,343      $636,046


     The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying consolidated financial statements which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Thousands of Dollars)

                                                                       Pre-
                                           Post-Acquisition         Acquisition
                                                          For the     For the
                                                          Period      Period
                                                        January 18,  January 1,
                                   For the Year Ended    1995 to      1995 to
                                     December 31,      December 31,  January 17,
                                    1997       1996       1995          1995
OPERATING ACTIVITIES:
 Net income (loss)                $ 43,219   $ 46,180   $ 28,326     $ (3,314)
 Adjustments to reconcile to cash
    provided from operations:
   Depreciation and amortization    42,538     41,531     38,863        1,779                       (Benefit) provision for deferred
     income taxes                   (6,408)    12,778    (11,262)        (695)
      Changes in receivables sold    5,400     (2,900)       100      (14,806)
   Changes in receivables           (1,620)     2,775     19,220        2,113
   Changes in inventories             (450)      (374)       359          118
   Changes in other current assets  10,959     13,265     35,265        2,048
   Changes in accounts payable      (3,242)   (13,483)    10,545       (3,607)
   Changes in accrued liabilities   27,799    (48,656)     2,964        4,913
   Other, including changes in non-
     current assets and
     liabilities                   (29,378)    33,970     29,132        5,490
      Net cash provided by
      (used in) operating
       activities                   88,817     85,086    153,512       (5,961)

FINANCING ACTIVITIES:
 Proceeds from long-term debt       99,031       -          -            -
 Payment of long-term debt        (100,000)      -          -            -
 Dividends and returns of capital  (85,709)  (102,080)   (30,000)        -
 Other -- net                       (8,173)      -           112           59
   Net cash (used in) provided by
     financing activities          (94,851)  (102,080)   (29,888)          59

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures,
     net of AFUDC                  (74,549)   (50,091)   (33,042)      (1,898)
   Proceeds from sales and
     salvage values, net
     of costs of removal             2,059        849      1,878          (21)
 Advances to affiliates, net        78,644     66,145    (93,197)       7,852
      Net cash provided by
      (used in) investing
      activities                     6,154     16,903   (124,361)       5,933
Increase (decrease) in cash
  and cash equivalents                 120        (91)      (737)          31
Cash and cash equivalents at
  beginning of period                  115        206        943          912
Cash and cash equivalents at
  end of period                   $    235   $    115   $    206     $    943

Supplemental Disclosure of Cash
  Flow Information:
   Cash paid during the
     period for:
       Interest (net of amount
         capitalized)             $ 21,806   $ 23,426   $ 20,750     $  4,856
   Income taxes (refunds), net      33,944      9,431     27,085       (7,395)

   The accompanying notes are an integral part of these consolidated financial statements.

      TEXAS GAS TRANSMISSION CORPORATION AND SUBISIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Corporate Structure and Control, Nature of Operations and
    Basis of Presentation

    Corporate Structure and Control

     Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) became a wholly owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams. As used herein, Williams refers to The Williams Companies, Inc., together with its wholly owned subsidiaries, unless the context otherwise requires.

    Effective May 1, 1995, the Company became a wholly owned subsidiary of Williams. Prior to May 1, 1995, the Company was a wholly owned subsidiary of Transco Gas Company, which was a wholly owned subsidiary of Transco Energy Company (Transco).

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

    Included in property, plant and equipment at December 31, 1997, is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

    The accompanying consolidated financial statements were prepared in accordance with Securities and Exchange Commission guidelines. Therefore, as a result of the change in control of the Company to Williams on January 18, 1995, the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended December 31, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

  Related Parties

    As a subsidiary of Williams, the Company engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. The Company is a participant in Williams' cash management program. The advances due the Company by Williams are represented by demand notes payable. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets, while the remainder are classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.325%. Net interest income on advances to or from affiliated companies was $7.0 million, $12.0 million and $11.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    Both Williams and Transco have policies of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $5.2 million, $5.6 million and $11.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Management considers the cost of these services reasonable.

    Effective November 1, 1993, the Company contracted with a gas marketing affiliate to become the Company's agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations, except for its auction gas transactions as discussed in Note B. Sales and purchases under this agreement do not impact the Company's results of operations.

    Included in the Company's gas sales revenues for the years ended December 31, 1997, 1996 and 1995, is $5.7 million, $22.4 million and $17.4 million, respectively, applicable to gas sales to the Company's gas marketing affiliates.

    Included in the Company's gas transportation revenues  for the  years ended December 31, 1997, 1996 and 1995, are amounts
applicable   to  transportation  for  affiliates  as   follows
(expressed in thousands):

                                                Year Ended December 31,
                                             1997        1996        1995
Williams Energy Services Company/Transco
  Gas Marketing Company                     $3,183     $ 2,245     $ 2,626
Transcontinental  Gas Pipe Line
  Corporation                                4,305      17,460      36,439
                                            $7,488     $19,705     $39,065

    Included in the Company's cost of gas sold for the years ended December 31, 1997, 1996 and 1995, is $19.7 million, $31.5 million and $25.6 million, respectively, applicable to gas purchases from the Company's gas marketing affiliates.


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

    For federal income tax reporting, the Company is included in the consolidated federal income tax return of Williams. It is Williams' policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit as if each subsidiary filed a separate return.

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

 Capitalized Interest

   The allowance for funds used during construction represents
the   cost  of  funds  applicable  to  regulated  natural  gas
transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 1997, 1996 and 1995, was $0.7 million, $0.4 million and $0.2 million, respectively. The allowance for equity funds for the years ended December 31, 1997, 1996 and 1995, was $1.6 million, $0.7 million and $0.4 million, respectively.

 Gas in Storage

   The Company's storage gas is used for system management, in part to meet operational balancing needs on its system, in part  to  meet  the  requirements of the  Company's  firm  and interruptible  storage customers,  and in  part  to  meet  the requirements of the Company's "no-notice" transportation service, which allows customers to temporarily draw from the Company's gas to be repaid in-kind during the following summer season. In 1996, the Company adopted FERC Order 581, which, among other things, addressed the accounting requirements for gas stored underground. As a result of this order, that portion of the Company's gas stored underground which exceeded its system management requirements, as approved by the FERC, has been classified as a current asset in the accompanying balance sheets.

 Gas Imbalances

    In the course of providing transportation services to customers, the Company may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances which are repaid or recovered in cash or through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as a receivable or payable in the accompanying balance sheets. Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

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

 Adoption of Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. These pronouncements will not materially change the Company's financial reporting and disclosures.

 Reclassifications

    Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.


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

    In July 1996, the United States Court of Appeals for the District of Columbia issued an order which in part affirmed and in part remanded FERC Order 636. On February 27, 1997, FERC issued Order 636-C in response to the court's remand affirming that pipelines may recover all of their GSR costs, but requiring pipelines to individually propose the percentage of such costs to be allocated to interruptible transportation services, instead of a uniform 10 percent allocation. However, the Company's GSR settlement, discussed below, is not subject to appeal and should be unaffected by this Order. The Order also prospectively relaxed the eligibility requirements for receiving no-notice service and reduced the right of first refusal matching period from 20 years to five years. FERC Order 636-C is still subject to potential rehearing at the FERC.

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the  Company will recover 100 percent of its GSR costs  up  to
$50  million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on  the  grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed.  Ninety percent of the
cost   recovery  is collected  through demand  surcharges   on
the Company's firmtransportation rates; the remaining 10 percent should be recovered from its interruptible trans-
portation   service.  Effective  July  1,  1997, the FERC
allowed the Company to suspend its GSR surcharge applicable to firm transportation (FT) services due to the full recovery of incurred GSR costs allocated to firm services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and FT overrun rates, remains in effect. To date, the Company has paid $76.2 million and collected $65.8 million, plus interest, related to GSR. The Company expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a
regulatory   asset   for   the   estimated   future    amounts
recoverable.

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

    The Company, FERC staff, and intervenors have reached a proposed settlement of the case which was filed with the FERC on March 20, 1998. The Company has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

   Royalty Claims and Producer Litigation

    In connection with the Company's renegotiations of supply contracts with producers to resolve take-or-pay and other
contract   claims,  the  Company  has  entered  into   certain
settlements which may require the indemnification by the Company of certain claims for royalties which a producer may be required to pay as a result of such settlements. The
Company has been made aware of demands on producers for additional royalties and may receive other demands which could result in claims against the Company pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and the Company. Pursuant to such an indemnity, in January 1998, the Company reimbursed a producer for approximately $1.7 million in costs paid to settle a take-or-pay royalty claim. The Company may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnifications for royalties under the provisions of FERC Order 528. The Company has provided reserves for the estimated settlement costs of its royalty claims and litigation.

   Environmental Matters

    As of December 31, 1997, the Company had a reserve of approximately $2.1 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

    The Company currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

     The Company considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the U.S. Environmental Protection Agency or other governmental authorities, and other factors.

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


D.  Income Taxes

    Following is a summary of the provision for income taxes for the years ended December 31, 1997 and 1996, the period
January  18, 1995 to December 31, 1995, and the period January
1, 1995 to January 17, 1995 (expressed in thousands):

                                                                       Pre-
                                           Post-Acquisition         Acquisition
                                                          For the     For the
                                                          Period      Period
                                                        January 18,  January 1,
                                   For the Year Ended    1995 to      1995 to
                                     December 31,      December 31,  January 17,
                                    1997       1996       1995          1995
Curent provision:
 Federal                          $ 28,637   $ 11,054   $ 26,039     $  2,049
 State                               6,141      2,139      7,765          530
                                    34,778     13,193     33,804        2,579
Deferred (benefit) provision:
 Federal                            (5,274)    10,517     (9,269)        (572)
 State                              (1,134)     2,262     (1,993)        (123)
                                    (6,408)    12,779    (11,262)        (695)
Income tax provision              $ 28,370   $ 25,972   $ 22,542     $  1,884


    Reconciliations from the income tax provision at the statutory rate to the Company's income tax provision are as follows (expressed in thousands):

                                                                       Pre-
                                           Post-Acquisition         Acquisition
                                                          For the     For the
                                                          Period      Period
                                                        January 18,  January 1,
                                   For the Year Ended    1995 to      1995 to
                                     December 31,      December 31,  January 17,
                                    1997       1996       1995          1995
Provision (benefit) at
  statutory rate                  $ 25,056   $ 25,253   $ 17,804     $   (501)
 Increases in taxes resulting
   from:
     State  income taxes             3,255      2,860      4,373          295
     Compensation expense in
      excess of tax deductible
      amounts                         -          -          -           2,073
    Provision adjustment to
      prior  years  tax  return       -        (2,271)      -            -
   Other, net                           59        130        365           17
Income tax provision              $ 28,370   $ 25,972   $ 22,542      $ 1,884

     Significant components of deferred tax liabilities and assets as of December 31, 1997 and 1996, are as follows
(expressed in thousands):


                                                          1997          1996
Deferred tax liabilities:
 Costs refundable to customers:
   Gas supply realignment                               $   -         $ 1,909
   Fuel                                                    1,198        3,222
 Property, plant and equipment:
   Tax  over  book depreciation, net of  gains            56,221       50,006
   Other basis differences                               103,984      104,261
 Other                                                     5,332        4,795
     Total deferred tax liabilities                      166,735      164,193

Deferred tax assets:
 Costs recoverable from customers:
   Gas supply realignment                                    962         -
   Transportation                                          1,422        1,243
 Accrued  employee benefits                                9,949        5,998
 Producer  settlement  costs                                 412        1,104
 Reserve for rate refund                                   5,623         -
 Miscellaneous deferrals                                   2,800        4,254
 Gas stored underground--additional tax basis              2,465        3,130
 Debt related items                                        3,779        4,453
 Other                                                     7,389        5,668
     Total deferred tax assets                            34,801       25,850

Net deferred tax liabilities                            $131,934     $138,343

E.  Financing

 Long-term Debt

    At December 31, 1997 and 1996, long-term debt issues were outstanding as follows (expressed in thousands):

                                                          1997          1996
   Debentures:
     7 1/4% due 2027                                    $100,000      $   -
   Notes:
     9 5/8% due 1997                                        -          100,000
     8 5/8% due 2004                                     150,000       150,000
                                                         250,000       250,000
   Unamortized debt premium                                1,433         3,611
   Total long-term debt                                 $251,433      $253,611

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

    The following table sets forth the funded status of the Retirement Plan at December 31, 1997 and 1996, and the prepaid pension costs as of December 31, 1997 and 1996 (expressed in thousands):

                                                             1997      1996
Actuarial present value of accumulated benefit obligation,
 including vested benefits of $34,960 at December 31,
  1997,  and  $32,320 at December 31, 1996                 $(42,193)  $(38,732)

Actuarial present value of projected benefit obligation    $(68,714)  $(62,881)
Plan assets at fair value                                   132,262    116,317
Plan assets in excess of projected benefit obligation        63,548     53,436
Unrecognized net gain                                       (47,731)   (43,713)
Unrecognized prior service cost                              (1,236)    (1,331)
    Prepaid pension costs                                   $14,581   $  8,392

    Prepaid pension costs related to the Retirement Plan have been classified as other assets in the accompanying balance sheets.

    The  following  table  sets forth the  components  of  the
Company's net periodic pension cost, net of regulatory deferrals, which is included in the accompanying financial statements, for the years ended December 31, 1997, 1996 and 1995 (expressed in thousands):

                                                     1997      1996      1995
Service cost-benefits earned during the period    $  3,016  $  3,029  $  2,383
Interest cost on projected benefit obligation        4,646     4,295     5,665
Actual return on plan assets                       (18,090)  (17,791)  (24,285)
Net amortization and deferral                        4,239     5,699    16,357
     Net  periodic pension (income) cost            (6,189)   (4,768)      120
Regulatory deferral                                  6,189     4,768      (120)
     Net pension expense                          $   -     $   -     $   -

    The projected unit credit method is used to determine  the actuarial  present value of the accumulated benefit obligation and  the  projected benefit obligation.  The  following  table summarizes  the  various assumptions  used  to  determine  the projected  benefit  obligation for the years  1997,  1996  and
1995:
                                                      1997     1996     1995

      Discount rate                                   7.25%    7.50%    7.25%
      Rate of increase in future compensation levels  5.00%    5.00%    5.00%
      Expected long-term rate of return on assets    10.00%   10.00%   10.00%

   The Company recognizes expense concurrent with the recovery
in  rates.   Since  the  Company's Retirement  Plan  is  fully
funded, the Company is not currently recovering any amounts through rates.

 Postretirement Benefits Other than Pensions

    Effective January 1, 1996, the Company began participation in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Net postretirement benefit expense for 1997 and 1996 related to the Company's participation in the Williams' plan is $10.7 million for each year, including $8.5 million and $6.9 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, which was recognized at the date of acquisition by Williams. This asset is being amortized concurrent with the recovery of these costs through rates. As a result of the acquisition by Williams, the Company recognized the unamortized transition obligation as a regulatory asset. The regulatory asset balances as of December 31, 1997 and 1996 were $44 million and $52 million, respectively. Based on the 1997 level of amortization, the regulatory asset balance should be recovered through rates in approximately 6 years.

    Prior to January 1, 1996, the Company maintained its own plan which provided medical and life insurance benefits to Company employees who retired under the Company's Retirement Plan with at least five years of service. The plan was contributory for medical benefits and for life insurance benefits in excess of specified limits.

    The following table sets forth the components of the net periodic postretirement benefit cost, net of regulatory amortization, for the Company's plan which is included in the accompanying financial statements for the year ended December 31, 1995 (expressed in thousands):

                                                                  1995
Service cost-benefits earned during the period                  $  2,255
Interest cost on accumulated postretirement benefit obligation     6,937
Actual return on plan assets                                      (6,350)
Net amortization and deferral                                      4,024
  Net periodic postretirement benefit cost                         6,866
Regulatory recovery of unamortized costs                           4,063
  Net periodic postretirement benefit expense                   $ 10,929

  The following table summarizes the various assumptions used to determine net periodic postretirement benefit expense for 1995:

                                                       1995

   Discount rate                                       7.75%
   Rate of increase in future compensation levels      5.00%
   Expected long-term rate of return on assets         7.00%

  The medical benefits are funded for all retired Company employees at a specified amount per quarter through a master trust established under the provisions of section 501(c)(9) of the Internal Revenue Code. The master trust is managed by external investment organizations and consists primarily of domestic and foreign common stocks, government bonds and commercial paper.

 Other

    The Company maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Since the acquisition, Company contributions are invested primarily in Williams common stock. The Company's contributions to these plans were $2.6 million in 1997, $2.5 million in 1996 and $2.5 million in 1995.


G.  Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

   Cash  and  Short-Term  Financial  Assets:   For  short-term
instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

 Long-Term Notes Receivable:  The carrying amount for the long-
term  notes  receivable,  which  are  shown  as  advances   to
affiliates in the accompanying balance sheets, is a reasonable estimate of fair value. As discussed in Note A, the notes earn a variable rate of interest which is adjusted regularly to reflect current market conditions.

  Long-Term  Debt:   All of the Company's  long-term  debt  is
publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 1997 and 1996.

    The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996, are as follows (expressed in thousands):

                                               Carrying            Fair
                                                Amount             Value
                                             1997     1996    1997      1996
   Financial Assets:
     Cash and short-term financial assets  $ 93,736 $147,285 $ 93,736  $147,285
     Long-term notes receivable                -      25,000     -       25,000
   Financial Liabilities:
       Long-term debt                       251,433  253,611  267,810   265,934

 Sale of Receivables

     The   Company  sells,  with  limited  recourse,   certain
receivables. The limit under the revolving receivables facility was $35 million at December 31, 1997 and 1996. The Company received $19.5 million of proceeds in 1997, $13.9 million in 1996 and $27.7 million in 1995. At December 31, 1997 and 1996, $29.6 million and $24.2 million of such receivables had been sold, respectively. Based on amounts outstanding at December 31, 1997, the maximum contractual credit loss under these arrangements is approximately $5 million, but the likelihood of loss is remote.

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


H.  Major Customers

   Listed below are revenues received from the Company's major customers in 1997, 1996, and 1995, portions of which are included in the refund reserves discussed in Note C (expressed in thousands). The Company did not have any major customer which accounted for more than ten percent of total operating revenues in 1996.

                                                                       Pre-
                                           Post-Acquisition         Acquisition
                                                          For the     For the
                                                          Period      Period
                                                        January 18,  January 1,
                                   For the Year Ended    1995 to      1995 to
                                     December 31,      December 31,  January 17,
                                    1997       1996       1995          1995

Proliance  Energy                 $39,454    $23,188    $  -         $   -
Transcontinental Gas Pipe Line
  Corporation (affiliate)           4,176     16,556     34,958         1,481


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

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for the Company was $42.0 million for 1997, $46.1 million for 1996 and $24.1 million for 1995, respectively. Reported net income was $43.2 million, $46.2 million and $25.0 million for 1997, 1996 and 1995, respectively. Pro forma amounts for 1997 include the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested in 1995 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

    Stock options granted to employees of the Company in 1997 and 1996 were 348,322 and 484,500 shares at a weighted average grant date fair value of $5.98 and $3.92, respectively. At December 31, 1997 and 1996, stock options outstanding were 1,343,949 and 1,102,140 shares, and stock options exercisable were 996,627 and 586,922 shares, respectively.

J.  Quarterly Information (Unaudited)

    The following summarizes selected quarterly financial data for 1997 and 1996 (expressed in thousands):

                                                    1997
                                 First       Second     Third       Fourth
                                Quarter      Quarter   Quarter      Quarter
Operating revenues             $107,939     $ 63,615   $ 57,158     $ 89,625
Operating expenses               65,504       55,843     54,352       58,517
  Operating income               42,435        7,772      2,806       31,108
Interest expense                  5,015        5,009      4,880        5,122
Other income, net                (2,420)      (2,375)    (1,795)        (904)
Income (loss) before income
  taxes                          39,840        5,138       (279)      26,890
Provision for (benefit from)
  income taxes                   15,850        2,048       (233)      10,705

Net income (loss)              $ 23,990     $  3,090   $    (46)    $ 16,185



                                                    1996
                                 First       Second     Third       Fourth
                                Quarter      Quarter   Quarter      Quarter
Operating revenues             $122,970     $ 75,124   $ 64,383     $ 97,301
Operating expenses               82,908       64,269     62,490       68,880
  Operating income               40,062       10,855      1,893       28,421
Interest expense                  5,316        5,281      5,198        5,128
Other income, net                (3,253)      (3,089)    (2,986)      (2,516)
Income (loss) before income
  taxes                          37,999        8,663       (319)      25,809
Provision for income taxes       15,057        3,328         43        7,544

Net income (loss)              $ 22,942     $  5,335   $   (362)    $ 18,265

Item 9.  Disagreements on Accounting and Financial Disclosure.

   Not Applicable.


                            Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

    Included in Item 8, Part II of this Report

     Report of Independent Auditors on Consolidated Financial
       Statements

     Consolidated Balance Sheets at December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997 and 1996, for the period
       January 18, 1995 to December 31, 1995, and for the period January 1, 1995 to January 17, 1995

     Consolidated Statements of Retained  Earnings
       and  Paid-In  Capital for the years ended  December  31,
       1997  and  1996,  for  the period January  18,  1995  to
       December  31, 1995, and for the period January  1,  1995
       to January 17, 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, for the period
       January 18, 1995 to December 31, 1995, and for the period January 1, 1995 to January 17, 1995

     Notes to Consolidated Financial Statements

    Schedules are omitted because of the absence of conditions
under   which  they  are  required  or  because  the  required
information is given in the consolidated financial  statements or notes thereto.

 (a) 3.  Exhibits

         3.1 Copy of Certificate of Incorporation of the Corporation (incorporated by reference to
              Exhibit 3.1 of the 1987  Form  10-K  -
              File No. 1-4169).

         3.2 Copy of Bylaws of the Corporation (incorporated by reference to Exhibit 3.2 of the 1995 Form 10-K -
              File No. 1-4169).

         4.1 Indenture dated July 15, 1997, between the Company and The Bank of New York relating to 7 1/4% Debentures, due 2027 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-27359, dated May 16,
              1997).

         4.2  Indenture dated April 11, 1994, securing 8 5/8% Notes due
              April 1, 2004 (incorporated by reference to Form 8-K dated April 13, 1994 - File No. 1-4169).

         *23  Consent of Independent Auditors

       *24.1  Power of Attorney together with certified resolution.

       *27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the year ended December 31, 1997.

(b) Reports on Form 8-K

    None.
    ______________

    * Filed herewith

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TEXAS GAS TRANSMISSION CORPORATION


                          By:    /s/ S. W. Harris
                                     S. W. Harris
                              Controller and Chief Accounting Officer

Dated:     March 27, 1998

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

 /s/ Brian E. O'Neill *           President and Chief Executive Officer
     Brian E. O'Neill             (Principal Executive Officer)

/s/ Keith E. Bailey *             Director
    Keith E. Bailey

/s/ Gary D. Lauderdale *          Director
    Gary D. Lauderdale

*By:   /s/  S. W. Harris          Controller and Chief Accounting Officer
            S. W. Harris

Dated:   March 27, 1998



