Form 10-Q
period 1998-03-31
TEXAS GAS TRANSMISSION CORP
filed 1998-05-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ___________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of May 9, 1998

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                        TABLE OF CONTENTS



                                                                  Page

                 Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - Assets....................    3

         Consolidated Balance Sheets - Liabilities and
           Stockholder's Equity..................................    4

         Consolidated Statements of Income.......................    5

         Consolidated Statements of Cash Flows...................    6

         Condensed Notes to Consolidated Financial Statements....    7

Item 2.  Management's Narrative Analysis of the Results of
           Operations............................................   11


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K........................   14

Signatures ......................................................   15






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's Annual Report on Form 10-K.

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                           March 31,     December 31,
                    ASSETS                   1998           1997
Current Assets:
 Cash and temporary cash investments      $      251      $      235
 Receivables:
   Trade                                       8,370           2,937
   Affiliates                                    435             284
   Other                                       9,284           3,835
 Advances to affiliates                      102,392          93,500
 Inventories                                  15,555          15,531
 Deferred income taxes                        15,420          18,179
 Costs recoverable from customers             11,857          16,311
 Gas stored underground                       11,115          11,115
 Other                                         1,020           1,690
   Total current assets                      175,699         163,617

Investments, at cost                           1,233           1,224

Property, Plant and Equipment, at cost:
  Natural gas transmission plant           1,031,376       1,022,654
  Less -- Accumulated depreciation and
    amortization                             107,327          98,649
      Property, plant and equipment, net     924,049         924,005

Other Assets:
 Gas stored underground                       86,978          97,984
 Costs recoverable from customers             49,569          45,504
 Other                                        28,564          24,809
   Total other assets                        165,111         168,297

   Total Assets                           $1,266,092      $1,257,143



 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                           March 31,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY         1998          1997
Current Liabilities:
 Payables:
   Trade                                  $    2,558      $    2,558
   Affiliates                                 23,384          11,939
   Other                                       3,400           8,302
 Gas Payables:
   Transportation and exchange                 1,530           1,173
   Storage                                       453          13,343
 Accrued liabilities                          42,904          51,517
 Accrued taxes                                31,528          21,776
 Accrued interest                              7,979           6,557
 Reserve for regulatory and rate matters      16,824          11,319
   Total current liabilities                 130,560         128,484

Long-Term Debt                               251,366         251,433

Other Liabilities and Deferred Credits:
 Deferred income taxes                       152,082         150,113
 Postretirement benefits other than
   pensions                                   38,485          35,683
 Other                                        49,522          49,040
   Total other liabilities and deferred
     credits                                 240,089         234,836

Contingent Liabilities and Commitments          -               -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding              1               1
 Premium on capital stock and other paid-in
   capital                                   636,046         636,046
 Retained earnings                             8,030           6,343
   Total stockholder's equity                644,077         642,390

   Total Liabilities and Stockholder's
     Equity                               $1,266,092      $1,257,143




 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                        Three Months Ended March 31,
                                            1998           1997
Operating Revenues:
 Gas transportation                      $ 87,041        $ 96,390
 Gas sales                                  4,178          10,720
 Other                                        570             829
   Total operating revenues                91,789         107,939

Operating Costs and Expenses:
 Cost of gas transportation                 6,075          10,459
 Cost of gas sold                           4,097          10,789
 Operation and maintenance                 12,015          14,333
 Administrative and general                13,108          15,214
 Depreciation and amortization             10,529          10,518
 Taxes other than income taxes              4,136           4,191
   Total operating costs and expenses      49,960          65,504

Operating Income                           41,829          42,435

Other (Income) Deductions:
 Interest expense                           5,296           5,015
 Interest income                           (1,347)         (2,359)
 Miscellaneous other deductions (income)      212             (61)
   Total other deductions                   4,161           2,595

Income Before Income Taxes                 37,668          39,840

Provision for Income Taxes                 14,981          15,850

Net Income                               $ 22,687        $ 23,990




 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                        Three Months Ended March 31,
                                          1998           1997
OPERATING ACTIVITIES:
 Net income                             $ 22,687         $ 23,990
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and amortization          10,529           10,518
   Provision for deferred income taxes     4,728              816
   Changes in receivables sold            (6,300)            (400)
   Changes in receivables                 (4,583)           1,804
   Changes in inventories                    (24)            (283)
   Changes in other current assets           315            7,755
   Changes in accounts payable            (4,902)          (5,417)
   Changes in accrued liabilities            (74)          11,700
   Other, including changes in noncurrent
    assets and liabilities                18,112          (23,542)
     Net cash provided by operating
      activities                          40,488           26,941

FINANCING ACTIVITIES:
 Dividends and returns of capital        (21,000)         (25,162)
     Net cash (used in) financing
      activities                         (21,000)         (25,162)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC    (11,194)          (9,451)
   Proceeds from sales and salvage
     values, net of costs of removal         614              159
 Advances to affiliates, net              (8,892)           8,123
     Net cash (used in) investing
      activities                         (19,472)          (1,169)

Increase in cash and cash equivalents         16              610

Cash and cash equivalents at beginning
 of period                                   235              115

Cash and cash equivalents at end
 of period                              $    251         $    725






 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control, Nature of Operations and
    Basis of Presentation

    Corporate Structure and Control

    Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) is wholly owned by Williams Gas Pipeline Company, formerly Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams.

  Seasonal Variation

    Operating income may vary by quarter. Based on current rate structure, the Company experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the
Company's  management,  are  necessary  to  present  fairly   its
financial position at March 31, 1998 and December 31, 1997, and results of operations and cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1997 Annual Report on Form 10-K.

   The Company was acquired in 1995 by Williams. The acquisition was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying consolidated financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at March 31, 1998 is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

   Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

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

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on the Company's firm transportation rates; the remaining 10 percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed the Company to suspend its GSR surcharge applicable to firm transportation (FT) services due to the full recovery of incurred GSR costs allocated to firm services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and FT overrun rates, remains in effect. To date, the Company has paid $76.2 million and collected $66.0 million, plus interest, related to GSR. The Company expects to pay less than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

   Environmental Matters

     As of March 31, 1998, the Company had a reserve of approximately $1.9 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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


C.  Adoption of Accounting Standard

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's Disclosures About Pension and Other Post Retirement Benefits," both effective for fiscal years beginning after December 15, 1997. SFAS Nos. 131 and 132 are disclosure oriented; therefore, these pronouncements will not have an effect on the Company's financial position, results of operations or cash flow requirements.

Item  2.  Management's  Narrative Analysis  of  the  Results  of
          Operations  (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
          Three Months Ended March 31, 1998 Compared to
                Three Months Ended March 31, 1997


    The Company's gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by the Company's gas marketing affiliate, Williams Energy Services Company, as exclusive agent for the Company. Although the sales and purchase commitments remain in the Company's name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on the Company's results of operations.

   Operating income was $0.6 million lower for the three months ended March 31, 1998, than for the three months ended March 31, 1997. The decrease in operating income was due primarily to the effect of favorable resolutions in 1997 of certain contractual issues, substantially offset by lower operating and maintenance expenses and lower general and administrative expenses. Compared to 1997, net income was $1.3 million lower due to the reasons discussed above and lower interest income due to lower advances to Williams.

     Operating revenues decreased $16.1 million primarily attributable to lower gas sales, lower transportation costs charged to the Company by others and passed through to customers as provided in the Company's rates, and the effect of favorable resolutions in 1997 of certain contractual issues. Total deliveries were 219.9 Tbtu and 226.2 Tbtu for the first quarter of 1998 and 1997, respectively.

       Operating costs and expenses decreased $15.5 million primarily attributable to lower cost of gas sold and lower cost of gas transportation, both of which are passed through to customers, as well as lower operation, maintenance, general and administrative expenses.


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

   The Company is a participant in Williams' cash management program. The advances due the Company by Williams are represented by demand notes payable. Those amounts that the Company anticipates Williams will repay in the next twelve months are classified as current assets; any remainder is classified as noncurrent. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

    The Company's capital expenditures for the first three months of 1998 and 1997 were $11.2 and $9.5 million, respectively. Capital expenditures for 1998 are expected to approximate $59.2 million. The Company's debt as a percentage of total capitalization at March 31, 1998 and December 31, 1997 was 28.1% for both periods.

      On July 21, 1997, the Company filed an application with the FERC to authorize construction, installation and operation of a 4,600 horsepower compressor engine and associated facilities at its Haughton Compressor Station in Louisiana. The Company received an order on March 17, 1998, issuing a certificate authorizing the construction and operation of facilities. The project is expected to cost approximately $6 million, which is included in the 1998 capital expenditure estimate above. The Company proposes to have the facilities in service by November 1, 1998.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

    Williams has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to the Company should be substantially complete by the end of the second quarter of 1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Williams has initiated a formal communications process with other companies with which Williams' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Where necessary, Williams will be working with those companies to mitigate any material adverse effect on Williams.

    Williams expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. The Company considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through rates. While the total costs of this project are still being evaluated, the Company estimates that the costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will be immaterial. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

                   PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

              *    27.1    Financial Data Schedule for Texas Gas
                           Transmission Corporation for the first
                           quarter ending March 31, 1998.


        (b)  Reports on Form 8-K

             None
        _____________________________

        *  Filed herewith

                       S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TEXAS GAS TRANSMISSION CORPORATION



DATE:  May 12, 1998        BY:        /s/ S. W. Harris

                                          S. W. Harris
                             Controller and Chief Accounting Officer