Form 10-Q
period 1998-06-30
TEXAS GAS TRANSMISSION CORP
filed 1998-08-11
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 10, 1998

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                        TABLE OF CONTENTS



                                                                   Page

                 Part I.  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets - Assets........................      3

     Consolidated Balance Sheets - Liabilities and Stockholder's
       Equity....................................................      4

     Consolidated Statements of Income...........................  5 - 6

     Consolidated Statements of Cash Flows.......................      7

     Condensed Notes to Consolidated Financial Statements........      8

Item 2.  Management's Narrative Analysis of the Results of
           Operations............................................     12


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K........................     15

Signature........................................................     16






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's Annual Report on Form 10-K and 1998 First Quarter Report on Form 10-Q.

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                           June 30,       December 31,
                    ASSETS                   1998            1997
Current Assets:
 Cash and temporary cash investments       $      229      $      235
 Receivables:
   Trade                                        2,240           2,937
   Affiliates                                     452             284
   Other                                          672           1,945
 Transportation and exchange receivable         8,116           1,890
 Advances to affiliates                        88,721          93,500
 Inventories                                   14,998          15,531
 Deferred income taxes                         14,934          18,179
 Costs recoverable from customers              12,365          16,311
 Gas stored underground                        10,409          11,115
 Other                                          1,153           1,690
   Total current assets                       154,289         163,617

Investments, at cost                            1,006           1,224

Property, Plant and Equipment, at cost:
 Natural gas transmission plant             1,041,176       1,022,654
 Less -- Accumulated depreciation and
   amortization                               112,234          98,649
    Property, plant and equipment, net        928,942         924,005

Other Assets:
 Gas stored underground                        96,695          97,984
 Costs recoverable from customers              49,084          45,504
 Other                                         27,192          24,809
   Total other assets                         172,971         168,297

   Total Assets                            $1,257,208      $1,257,143



     The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                             June 30,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY           1998           1997
Current Liabilities:
 Payables:
   Trade                                    $    4,876     $    2,558
   Affiliates                                   16,323         11,939
   Other                                         4,609          8,302
 Gas Payables:
   Transportation and exchange                   7,771          1,173
   Storage                                       6,322         13,343
 Accrued taxes                                  24,501         21,776
 Accrued interest                                6,557          6,557
 Other accrued liabilities                      40,557         51,517
 Reserve for regulatory and rate matters        19,351         11,319
   Total current liabilities                   130,867        128,484

Long-Term Debt                                 251,300        251,433

Other Liabilities and Deferred Credits:
 Deferred income taxes                         152,575        150,113
 Postretirement benefits other than pensions    38,844         35,683
 Other                                          50,920         49,040
   Total other liabilities and deferred
     credits                                   242,339        234,836

Contingent Liabilities and Commitments            -              -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                1              1
 Premium on capital stock and other paid-in
   capital                                     632,046        636,046
 Retained earnings                                 655          6,343
   Total stockholder's equity                  632,702        642,390

   Total Liabilities and Stockholder's
     Equity                                 $1,257,208     $1,257,143




 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                          Three Months Ended June 30,
                                              1998           1997
Operating Revenues:
 Gas transportation                         $ 55,367       $ 59,873
 Gas sales                                     4,210          3,643
 Other                                           794             99
   Total operating revenues                   60,371         63,615

Operating Costs and Expenses:
 Cost of gas transportation                    4,366          9,297
 Cost of gas sold                              4,180          3,732
 Operation and maintenance                    16,262         15,362
 Administrative and general                   11,523         13,153
 Depreciation and amortization                10,755         10,669
 Taxes other than income taxes                 3,529          3,630
   Total operating costs and expenses         50,615         55,843

Operating Income                               9,756          7,772

Other (Income) Deductions:
 Interest expense                              5,283          5,009
 Interest income                              (1,513)        (2,268)
 Miscellaneous other income                      (28)          (107)
   Total other deductions                      3,742          2,634

Income Before Income Taxes                     6,014          5,138

Provision for Income Taxes                     2,389          2,048

Net Income                                   $ 3,625       $  3,090





 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                             Six Months Ended June 30,
                                               1998          1997
Operating Revenues:
 Gas transportation                          $ 142,408     $ 156,263
 Gas sales                                       8,388        14,363
 Other                                           1,364           928
   Total operating revenues                    152,160       171,554

Operating Costs and Expenses:
 Cost of gas transportation                     10,441        19,756
 Cost of gas sold                                8,277        14,521
 Operation and maintenance                      28,277        29,695
 Administrative and general                     24,631        28,367
 Depreciation and amortization                  21,284        21,187
 Taxes other than income taxes                   7,665         7,821
   Total operating costs and expenses          100,575       121,347

Operating Income                                51,585        50,207

Other (Income) Deductions:
 Interest expense                               10,579        10,024
 Interest income                                (2,860)       (4,627)
 Miscellaneous other deductions (income)           184          (168)
   Total other deductions                        7,903         5,229

Income Before Income Taxes                      43,682        44,978

Provision for Income Taxes                      17,370        17,898

Net Income                                   $  26,312     $  27,080








 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                                 Six Months Ended June 30,
                                                   1998           1997
OPERATING ACTIVITIES:
 Net income                                      $ 26,312        $ 27,080
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and amortization                   21,284          21,187
   Provision for deferred income taxes              5,709            (412)
   Changes in receivables sold                    (14,500)         (8,500)
   Changes in receivables                          10,243          14,386
   Changes in inventories                             533          (1,699)
   Changes in other current assets                   (326)         13,118
   Changes in accounts payable                     (5,138)         (5,197)
   Changes in accrued liabilities                   7,539           5,584
   Other, including changes in noncurrent assets
     and liabilities                                5,373         (20,591)
       Net cash provided by operating activities   57,029          44,956

FINANCING ACTIVITIES:
  Dividends and returns of capital                (36,000)        (50,684)
       Net cash (used in) financing activities    (36,000)        (50,684)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC             (26,508)        (31,091)
   Proceeds from sales and salvage values,
      net of costs of removal                         460              68
 Advances to affiliates, net                        4,779          37,108
 Proceeds from sale of long-term investments          234              37
       Net cash (used in) provided by investing
         activities                               (21,035)          6,122

(Decrease) increase in cash and cash equivalents       (6)            394

Cash and cash equivalents at beginning of period      235             115

Cash and cash equivalents at end of period       $    229        $    509



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

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to
the   rules  and  regulations  of  the  Securities  and  Exchange
Commission.    Certain   information  and  footnote   disclosures
normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have
been   condensed   or   omitted.   The   accompanying   unaudited
consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the
Company's  management,  are  necessary  to  present  fairly   its
financial position at June 30, 1998 and December 31, 1997; results of operations and cash flows for the six months ended June 30, 1998 and 1997; and results of operations for the three
months   ended  June  30,  1998  and  1997.   These  consolidated
financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1997 Annual Report on Form 10-K and the Company's 1998 First Quarter Report on 10-Q.

   Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

B.  Contingent Liabilities and Commitments

  Regulatory and Rate Matters and Related Litigation

   FERC Order 636

    Effective November 1, 1993, the Company restructured its business to implement the provisions of Federal Energy Regulatory

Commission (FERC) Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services. FERC Order 636 also provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for the Company, are primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs. Certain aspects of the Company's FERC Order 636 restructuring are under appeal.

    In July 1996, the United States Court of Appeals for the District of Columbia issued an order which in part affirmed and in part remanded FERC Order 636. On February 27, 1997, FERC issued Order 636-C in response to the court's remand affirming that pipelines may recover all of their GSR costs, but requiring pipelines to individually propose the percentage of such costs to be allocated to interruptible transportation services, instead of a uniform 10 percent allocation. The Company's GSR settlement, discussed below, is not subject to appeal and should be unaffected by this Order. The Order also prospectively relaxed the eligibility requirements for receiving no-notice service and reduced the right of first refusal matching period from 20 years to five years. Certain aspects of FERC Order 636-C are subject to appeal.

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on the Company's firm transportation rates; the remaining 10 percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed the Company to suspend its GSR surcharge applicable to firm transportation (FT) services due to the full recovery of incurred GSR costs allocated to firm services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and FT overrun rates, remains in effect. To date, the Company has paid $76.2 million and collected $66.1 million, plus interest, related to GSR. The Company expects to pay less than $80 million for its total GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. On July 15, 1998, the Commission issued an "Order Approving Offer of
Settlement and Remanding Case For Hearing." Applications for rehearing of this order are due by August 14, 1998. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

   Environmental Matters

     As of June 30, 1998, the Company had a reserve of approximately $1.9 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

Item  2.  Management's  Narrative Analysis  of  the  Results  of
            Operations (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
           Six Months Ended June 30, 1998 Compared to
                 Six Months Ended June 30, 1997


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

   Operating income was $1.4 million higher for the six months ended June 30, 1998, than for the six months ended June 30, 1997. The increase in operating income was due primarily to lower operation and maintenance expenses and lower general and administrative expenses partially offset by the effect of favorable resolutions in 1997 of certain contractual issues. Compared to 1997, net income was $0.8 million lower due to lower interest income as a result of lower advances to Williams and lower interest rates, offset by the reasons discussed above.

     Operating revenues decreased $19.4 million primarily attributable to lower gas sales, lower transportation costs charged to the Company by others and passed through to customers as provided in the Company's rates, and the effect of favorable resolutions in 1997 of certain contractual issues. Total deliveries were 391.0 Tbtu and 402.6 Tbtu for the first six months of 1998 and 1997, respectively.

       Operating costs and expenses decreased $20.8 million primarily attributable to lower cost of gas sold and lower cost of gas transportation, both of which are passed through to customers, as well as lower operation, maintenance, general and administrative expenses.


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

   The Company's capital expenditures for the first six months of 1998 and 1997 were $26.5 million and $31.1 million, respectively. Capital expenditures for 1998 are expected to approximate $59.2 million. The Company's debt as a percentage of total capitalization at June 30, 1998 and December 31, 1997 was 28.4% and 28.1%, respectively.

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

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. On July 15, 1998, the Commission issued an "Order Approving Offer of
Settlement and Remanding Case for Hearing." Applications for rehearing of this order are due by August 14, 1998. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

    Williams, including the Company, has initiated an enterprise-wide project to address the year 2000 compliance issue for all
technology  hardware  and  software,  external  interfaces   with
customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment
phase  of  this  project  is substantially  complete.   Necessary
conversion, replacement activities, and testing have begun and will continue through 1999. The Company has initiated a formal communications process with other companies which the Company's systems interface with or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Costs incurred for new software and hardware purchases will be
capitalized  and other costs will be expensed as  incurred.   The
Company considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business and therefore, recoverable through rates. The Company estimates that the costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will be immaterial. The costs of the project and the completion
dates  are  based  on management's   best  estimates,  which were
derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party
year   2000 compliance  modification  plans,  and  other factors.
There can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

                   PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the six months ending June 30, 1998.


        (b) Reports on Form 8-K

            None
        _____________________________

        *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TEXAS GAS TRANSMISSION CORPORATION



DATE: August 11, 1998          BY:  /s/ S. W. Harris

                                       S. W. Harris
                             Controller and Chief Accounting Officer