Form 10-Q
period 1998-09-30
TEXAS GAS TRANSMISSION CORP
filed 1998-11-13
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of November 10, 1998

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                        TABLE OF CONTENTS



                                                                        Page

                 Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - Assets..........................     3

         Consolidated Balance Sheets - Liabilities and Stockholder's
           Equity......................................................     4

         Consolidated Statements of Income............................. 5 - 6

         Consolidated Statements of Cash Flows.........................     7

         Condensed Notes to Consolidated Financial Statements..........     8

Item 2.  Management's Narrative Analysis of the Results of Operations..    12


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................    15

Signature..............................................................    16






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 1997 Annual Report on Form 10-K and 1998 First and Second Quarter Reports on Form 10-Q and the year 2000 disclosures contained in this document.

Item 1.   Financial Statements

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            September 30,      December 31,
                    ASSETS                      1998               1997
Current Assets:
 Cash and temporary cash investments        $      119         $      235
 Receivables:
   Trade                                         2,718              2,937
   Affiliates                                      273                284
   Other                                           795              1,945
 Transportation and exchange receivable          2,056              1,890
 Advances to affiliates                         58,466             93,500
 Inventories                                    15,833             15,386
 Deferred income taxes                          20,352             18,179
 Costs recoverable from customers               11,924             16,311
 Gas stored underground                         10,409             11,115
 Other                                           2,288              1,690
   Total current assets                        125,233            163,472

Investments, at cost                               626              1,224

Property, Plant and Equipment, at cost:
 Natural gas transmission plant              1,054,491          1,022,654
 Less -- Accumulated depreciation and
   amortization                                119,298             98,649
   Property, plant and equipment, net          935,193            924,005

Other Assets:
 Gas stored underground                        113,152             97,984
 Costs recoverable from customers               51,952             45,504
 Other                                          35,235             24,954
   Total other assets                          200,339            168,442

   Total Assets                             $1,261,391         $1,257,143


 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            September 30,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY           1998               1997
Current Liabilities:
 Payables:
   Trade                                     $    4,538         $    3,007
   Affiliates                                     4,075             11,939
   Other                                          3,868              7,853
 Gas Payables:
   Transportation and exchange                   13,466              1,173
   Storage                                       11,271             13,343
 Accrued taxes                                   22,801             21,776
 Accrued interest                                 1,511              6,557
 Other accrued liabilities                       43,296             51,517
 Reserve for regulatory and rate matters         19,749             11,319
   Total current liabilities                    124,575            128,484

Long-Term Debt                                  251,230            251,433

Other Liabilities and Deferred Credits:
 Deferred income taxes                          153,301            150,113
 Postretirement benefits other than pensions     41,616             35,683
 Other                                           58,926             49,040
   Total other liabilities and
     deferred credits                           253,843            234,836

Contingent Liabilities and Commitments             -                  -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                 1                  1
 Premium on capital stock and other paid-in
   capital                                      631,046            636,046
 Retained earnings                                  696              6,343
   Total stockholder's equity                   631,743            642,390

   Total Liabilities and
     Stockholder's Equity                    $1,261,391         $1,257,143




 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                      Three Months Ended September 30,
                                           1998           1997
Operating Revenues:
 Gas transportation                      $ 49,065        $ 52,993
 Gas sales                                  3,362           4,049
 Other                                        872             116
   Total operating revenues                53,299          57,158

Operating Costs and Expenses:
 Cost of gas transportation                 1,402           5,693
 Cost of gas sold                           3,321           3,949
 Operation and maintenance                 14,599          15,918
 Administrative and general                12,822          14,509
 Depreciation and amortization             10,581          10,696
 Taxes other than income taxes              3,483           3,587
   Total operating costs and expenses      46,208          54,352

Operating Income                            7,091           2,806

Other Deductions (Income):
 Interest expense                           5,238           4,880
 Interest income                           (1,159)         (1,537)
 Miscellaneous other income                  (397)           (258)
   Total other deductions                   3,682           3,085

Income (Loss) Before Income Taxes           3,409            (279)

Provision for (Benefit from) Income Taxes   1,368            (233)

Net Income (Loss)                        $  2,041        $    (46)



 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                       Nine Months Ended September 30,
                                           1998            1997
Operating Revenues:
 Gas transportation                      $191,473        $209,256
 Gas sales                                 11,750          18,412
 Other                                      2,236           1,044
   Total operating revenues               205,459         228,712

Operating Costs and Expenses:
 Cost of gas transportation                11,843          25,449
 Cost of gas sold                          11,598          18,471
 Operation and maintenance                 42,876          45,613
 Administrative and general                37,453          42,875
 Depreciation and amortization             31,865          31,883
 Taxes other than income taxes             11,148          11,408
   Total operating costs and expenses     146,783         175,699

Operating Income                           58,676          53,013

Other Deductions (Income):
 Interest expense                          15,817          14,904
 Interest income                           (4,019)         (6,164)
 Miscellaneous other income                  (213)           (426)
   Total other deductions                  11,585           8,314

Income Before Income Taxes                 47,091          44,699

Provision for Income Taxes                 18,738          17,665

Net Income                               $ 28,353        $ 27,034




 The accompanying condensed notes are an integral part of these consolidated financial statements.

        TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                             Nine Months Ended September 30,
                                                   1998           1997
OPERATING ACTIVITIES:
 Net income                                     $ 28,353        $ 27,034
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and amortization                  31,865          31,883
   Provision for deferred income taxes             1,015          (5,037)
   Changes in receivables sold                   (16,400)         (9,200)
   Changes in receivables                         17,602          14,456
   Changes in inventories                           (447)           (234)
   Changes in other current assets                (1,837)         12,303
   Changes in accounts payable                    (6,217)         (4,498)
   Changes in accrued liabilities                 14,314             (56)
   Other, including changes in noncurrent
     assets and liabilities                      (22,581)        (19,300)
       Net cash provided by operating
         activities                               45,667          47,351

FINANCING ACTIVITIES:
 Proceeds from long-term debt                       -             99,031
 Payment of long-term debt                          -           (100,000)
 Dividends and returns of capital                (39,000)        (76,036)
 Other                                              -             (8,163)
      Net cash (used in) financing activities    (39,000)        (85,168)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC            (43,254)        (59,601)
   Proceeds from sales and salvage values,
      net of costs of removal                        817           1,288
 Advances to affiliates, net                      35,034          96,295
 Proceeds from sale of long-term investments         620             146
      Net cash (used in) provided by investing
        activities                                (6,783)         38,128

(Decrease) increase in cash and cash equivalents    (116)            311
Cash and cash equivalents at beginning of period     235             115

Cash and cash equivalents at end of period      $    119        $    426



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

  Seasonal Variation

    Operating income may vary by quarter. Based on its current rate structure, the Company experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of the
Company's management, are necessary to present fairly its financial position at September 30, 1998 and December 31, 1997; results of operations and cash flows for the nine months ended September 30, 1998 and 1997; and results of operations for the three months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in the Company's 1997 Annual Report on Form 10-K and the Company's 1998 First and Second Quarter Reports on 10-Q.

   Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

B.  Contingent Liabilities and Commitments

  Regulatory and Rate Matters and Related Litigation

   FERC Order 636

    Effective November 1, 1993, the Company restructured its business to implement the provisions of Federal Energy Regulatory Commission (FERC) Order 636, which, among other things, required pipelines to unbundle their merchant roles from their transportation services. FERC Order 636 also provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for the Company, are primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs. Certain aspects of the Company's FERC Order 636 restructuring are under appeal.

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

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. On July 15, 1998, the Commission issued an "Order Approving Offer of
Settlement and Remanding Case for Hearing." Applications for rehearing of this order were filed, and an "Order Denying Rehearing and Providing Guidance on Hearing Issues" was issued October 14, 1998. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

   Environmental Matters

    As of September 30, 1998, the Company had a reserve of approximately $1.8 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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


C.  Adoption of Accounting Standards

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's Disclosures About Pension and Other Post Retirement Benefits," both effective for fiscal years beginning after December 15, 1997. SFAS Nos. 131 and 132 are disclosure oriented; therefore, these pronouncements are not expected to have an effect on the Company's financial position, results of operations or cash flow requirements.

Item  2.  Management's  Narrative Analysis  of  the  Results  of
          Operations
          (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
        Nine Months Ended September 30, 1998 Compared to
              Nine Months Ended September 30, 1997


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

   Operating income was $5.7 million higher for the nine months ended September 30, 1998, than for the nine months ended September 30, 1997. The increase in operating income was due primarily to lower operation, maintenance, general and administrative expenses, and higher revenues related to new services and higher cost recovery due to the current rate case, partially offset by the effect of favorable resolutions in 1997 of certain contractual issues. Compared to 1997, net income was $1.3 million higher due to the reasons discussed above, offset by higher interest expense due to pending refunds to customers and lower interest income as a result of lower interest rates and advances to Williams.

     Operating revenues decreased $23.3 million primarily attributable to lower gas sales, lower transportation costs charged to the Company by others and passed through to customers as provided in the Company's rates, and the effect of favorable resolutions in 1997 of certain contractual issues, partially offset by higher revenues related to new services and higher cost recovery due to the current rate case. Total deliveries were
550.1 TBtu and 562.8 TBtu for the first nine months of 1998 and 1997, respectively.

       Operating costs and expenses decreased $28.9 million primarily attributable to lower cost of gas sold and lower cost of gas transportation, both of which are passed through to customers, as well as lower operation, maintenance, general and administrative expenses.


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

    The Company's capital expenditures for the first nine months of 1998 and 1997 were $43.3 million and $59.6 million, respectively. Capital expenditures for 1998 are expected to approximate $59.2 million. The Company's debt as a percentage of total capitalization at September 30, 1998 and December 31, 1997 was 28.5% and 28.1%, respectively.

      On July 21, 1997, the Company filed an application with the FERC to authorize construction, installation and operation of a 4,600 horsepower compressor engine and associated facilities at its Haughton Compressor Station in Louisiana. The Company received an order on March 17, 1998, issuing a certificate authorizing the construction and operation of facilities. The project is expected to cost approximately $6 million, which is included in the 1998 capital expenditure estimate above. The facilities were tested and placed in service on November 1, 1998.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. This rate case reflects a requested annual revenue increase of approximately $70.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. The Company, FERC staff, and all intervenors but one have reached a proposed settlement, which was filed with the FERC on March 20, 1998. On April 28, 1998, the Presiding Administrative Law Judge issued an order certifying the settlement to the FERC. On July 15, 1998, the Commission issued an "Order Approving Offer of
Settlement and Remanding Case for Hearing." Applications for rehearing of this order were filed, and an "Order Denying Rehearing and Providing Guidance on Hearing Issues" was issued October 14, 1998. The Company believes it has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

    Williams, including the Company, initiated an enterprise-wide project in 1997 to address the year 2000 (Y2K) compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology, which is prevalent throughout the organization. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to both traditional and non-traditional information technology areas has been substantially completed. Necessary conversion and replacement activities have begun and are targeted for completion by December 31, 1998, with some exceptions. These exceptions include system replacements and items dependent on information from third parties.

    The Company has begun testing activities, which will continue throughout the process with substantial completion expected by June 30, 1999. Y2K test labs are in place and operational. The percent of inventoried items confirmed to be compliant through testing activities ranges from approximately 42 percent of information technology (IT) to 56 percent non-IT. As was expected, few problems have been detected during testing with items believed to be compliant.

   The Company has initiated a formal communications process with other companies to determine the extent to which those companies are addressing their Y2K compliance. In connection with this process, the Company has sent over 1,000 letters and questionnaires to third parties and is evaluating those responses as they are received. Where necessary, the Company will be working with those companies to mitigate any materially adverse effect on the Company.

    The Company expects to utilize both internal and external resources to complete the Y2K project. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. While the total cost of the Company's project is still being evaluated, the Company estimates that future costs necessary to complete the project within the schedule described will total less than $2 million. The Company will update this estimate as additional information becomes available. Less than $0.1 million of costs (including capital expenditures) have been incurred to date.

    The Company anticipates that all Y2K compliance required replacements will be completed on a timely basis. Although all critical systems over which the Company has control are planned to be compliant and tested, one area of risk could involve isolated system interruptions or shutdowns which might occur if significant third parties, such as vendors and customers that can influence the smooth flow of gas transportation, are not Y2K ready. However, steps are being taken to attempt to verify that such third parties will achieve Y2K compliance on a timely basis. All areas of the Company are currently examining the requirements for contingency plans that would avoid or minimize the effect of such interruptions. It is anticipated that all contingency plans will be completed by June 30, 1999.

   The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party Y2K compliance modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability.

                   PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            *  27.1    Financial Data Schedule for Texas Gas Transmission
                       Corporation for the nine months ending
                       September 30, 1998.


        (b) Reports on Form 8-K

            None
        _____________________________

        *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TEXAS GAS TRANSMISSION CORPORATION



DATE:  November 13, 1998     BY:   /s/ S. W. Harris

                                       S. W. Harris
                             Controller and Chief Accounting Officer