Form 10-Q/A
period 1998-09-30
TEXAS GAS TRANSMISSION CORP
filed 1998-11-17
CIK 97452

[ARTICLE] 5
[CIK] 0000097452
[NAME] TEXAS GAS TRANSMISSION CORPORATION
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                             119
[SECURITIES]                                         0
[RECEIVABLES]                                    2,718
[ALLOWANCES]                                         0
[INVENTORY]                                     15,833
[CURRENT-ASSETS]                               125,233
[PP&E]                                       1,054,491
[DEPRECIATION]                                 119,298
[TOTAL-ASSETS]                               1,261,391
[CURRENT-LIABILITIES]                          124,575
[BONDS]                                        251,230
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             1
[OTHER-SE]                                     631,743
[TOTAL-LIABILITY-AND-EQUITY]                 1,261,391
[SALES]                                         11,750
[TOTAL-REVENUES]                               205,459
[CGS]                                           11,598
[TOTAL-COSTS]                                   66,317
[OTHER-EXPENSES]                                43,013
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              15,817
[INCOME-PRETAX]                                 47,091
[INCOME-TAX]                                    18,738
[INCOME-CONTINUING]                             28,353
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    28,353
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0