Form 10-K
period 1998-12-31
TEXAS GAS TRANSMISSION CORP
filed 1999-03-30
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ____________ to______________

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

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

    Indicate the number of shares outstanding of each  of  the registrant's  classes  of  common  stock,  as  of  the  latest
practicable date.   1,000 shares as of March 25, 1999

    REGISTRANT  MEETS  THE CONDITIONS  SET  FORTH  IN  GENERAL
INSTRUCTION  I(1)(a)  AND (b) OF FORM 10-K  AND  IS  THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TABLE OF CONTENTS
                        1998 FORM 10-K
       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY


                                                                        Page


                             Part I

Item  1.    Business...................................................  3
Item  2.    Properties.................................................  7
Item  3.    Legal Proceedings..........................................  7

                             Part II

Item  5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................  8
Item  7.    Management's Narrative Analysis of the Results  of
             Operations................................................  8
Item  7A.   Quantitative  and  Qualitative  Disclosures  About
             Market Risk............................................... 13
Item  8.    Financial Statements and Supplementary Data................ 14
Item  9.    Disagreements  on  Accounting   and   Financial
             Disclosure................................................ 35

                             Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K............................................... 35

                            PART I

Item 1.  Business.
                            GENERAL

    Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) became a wholly owned subsidiary of Williams Gas Pipeline Company, formerly Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams.

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


                   TRANSPORTATION AND SALES

    At December 31, 1998, the Company's system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea-level-rated capacity totaling approximately 555,000 horsepower.

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

    In 1998, the Company transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by the Company. Gas was transported for 108 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 21 industrial
customers  located along the system.    At December 31, 1998,
the Company had transportation contracts with approximately 595 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of the Company in 1998, ProLiance Energy, LLC, accounted for approximately 13.9 percent of total operating revenues. No other customers accounted for more than 10 percent of total operating revenues during 1998. The Company's firm transportation and storage agreements are generally long-term agreements with various expiration  dates  and account for the major  portion  of  the
Company's business. Additionally, the Company offers interruptible transportation and storage services under agreements that are generally short-term.


                     OPERATING STATISTICS

    The following table summarizes the Company's total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                    For the Year Ended December 31,
                                      1998       1997         1996

Transportation Volumes                752.4      773.6        794.5
Average Daily Transportation Volumes    2.1        2.1          2.2
Average Daily Firm Reserved Capacity    2.2        2.2          2.1


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

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, the Company filed an offer of settlement. On July 15, 1998, the FERC issued an "Order Approving Offer of Settlement and Remanding Case for Hearing" which approved the settlement without modification, but remanded the proceeding back to an administrative law judge for the sole purpose of conducting a hearing on an issue related to production area rates raised by a single intervenor. On October 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues." On November 9, 1998, that intervenor filed a notice of withdrawal from the case and on November 10, 1998, the presiding administrative law judge issued an order suspending the procedural schedule on the remanded hearing. No parties requested rehearing of the October 14, 1998, order and on November 30, 1998, the Company filed tariff sheets to implement the settlement. The Company had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

    For discussion of other regulatory matters affecting the Company, see Note C of Notes to Consolidated Financial
Statements contained in Item 8 hereof.

Environmental Matters

    The Company is subject to extensive federal, state and local environmental laws and regulations, which affect the
Company's operations, related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.


                          COMPETITION

    The FERC continues to regulate interstate natural gas pipeline companies pursuant to the Natural Gas Act and the NGPA. However, competition has led to a buyers' market in the natural gas industry for both the commodity and pipeline capacity. This market is characterized by a shifting customer base from local distribution companies to marketers and producers and an increased reliance by customers on capacity obtained through the release market. Low growth in demand, excess supply, and an over-abundance of annual pipeline capacity have all contributed to the current situation. In addition, future load growth is expected to occur primarily in price-sensitive markets, which will limit gas price increases to the price of competing fuels. This problem is compounded by the fact that large volumes of natural gas reserves found in western Canada, previously confined to low growth, competitive areas of North America, appear now to be headed for the Chicago, Illinois area and the Northeast portion of the United States where there is already adequate pipeline capacity and growing supply access due to increased drilling activity in the Gulf of Mexico states.

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

   The Company is continuing to work diligently to replace any and all markets made available by capacity turnback, as well as to pursue new markets. During 1998, the Company remarketed all capacity that was turned back without significant discounting and has either renegotiated, extended, or renewed contracts for over 80 percent of the capacity subject to turnback in 1999. The Company anticipates that it will continue to be able to remarket all future capacity subject to turnback.


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


                      EMPLOYEE RELATIONS

    The  Company  had 828 employees as of December  31,  1998.
Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period. The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 149 of the
Company's 353 field operating employees. The current collective bargaining agreement between the Company and Local 187 expires on April 30, 2001.

    As  discussed in Note F of Notes to Consolidated Financial
Statements contained in Item 8 hereof, approximately 9 percent of the Company's employees elected to retire in 1998 under an early retirement program offered by the Company.

   The Company has a non-contributory, defined benefit pension plan and various other plans which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors who are full-time employees may participate in these plans.

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

      As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, availability and cost of capital, changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company and the effect of changes in accounting policies; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return, the pace of deregulation in retail natural gas markets, and the resolution of other regulatory matters discussed herein; (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintain existing markets; (iv) risks and uncertainties related to year 2000 readiness of the Company, its customers, and its vendors; and (v) risks and uncertainties related to the Company's ability to control costs. In addition, future utilization of pipeline capacity could depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions, among other things. Further, gas prices which indirectly impact transportation and operating profits may fluctuate in unpredictable ways.


Item 2.  Properties.

   See "Item 1.  Business."


Item 3.  Legal Proceedings.

     For   a   discussion  of  the  Company's  current   legal
proceedings,  see  Note  C of Notes to Consolidated  Financial
Statements contained in Item 8 hereof.

                            PART II


Item  5.     Market for Registrant's Common Equity and Related
Stockholder               Matters.

   (a) and (b) As of December 31, 1998, all of the outstanding shares of the Company's common stock are owned by Williams Gas Pipeline Company, formerly Williams Interstate Natural Gas
Systems, Inc., a wholly owned subsidiary of Williams. The Company's common stock is not publicly traded and there exists no market for such common stock.


Item 7.  Management's Narrative Analysis of the Results of
Operations.

                         Introduction

    Property, plant and equipment at December 31, 1998, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' 1995 and prior acquisitions. This amount is being amortized over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit the Company to recover through its rates amounts in excess of original cost.

Effect of Inflation

    The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the Company's property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, the Company believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit the Company's ability to price services or products based upon inflation's effect on costs.

Year 2000 Compliance

    Williams, including the Company, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the Company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems,and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, and testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been substantially completed. During the inventory and assessment phase, all systems with possible year 2000
implications  were  inventoried  and  classified   into   five
categories:    1)   highest,  business  critical,   2)   high,
compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this
project.  Renovation/replacement  and  testing/validation   of
critical systems is expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled
for  completion  by  September  1,  1999.   Some  non-critical
systems may not be compliant by January 1, 2000.

    Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status for traditional information technology and non-traditional areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                         Tested    Untested     Not Compliant

Traditional Information Technology:        78%        3%            19%
Non-Traditional Information Technology:    89         0             11

    The Company initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, the Company has sent approximately 1,200 letters and questionnaires to third parties including customers, vendors and service providers. Additional communications are being mailed during 1999. The Company is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of December 31, 1998, the Company had received responses to approximately 33 percent of its inquiries and virtually all of these indicated that they are already compliant or will be compliant on a timely basis. Where necessary, the Company will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on the Company.

    Although all critical systems over which the Company has control are planned to be compliant and tested before the year 2000, the Company has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort and evaluation of third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

    Initial contingency planning began during 1998; however, significant focus on that phase of the project will not take place until 1999. Guidelines for that process were issued in January 1999 in the form of a formal business continuity plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

    The Company expects to utilize internal resources to complete the year 2000 compliance project. The Company has a core group of 20 people involved in this project. This includes 4 individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 16 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be up to an additional 160 employees who are also contributing a portion of their time to the completion of this project. Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. The Company currently estimates the total cost of the project, including any accelerated system replacements, will total less than $2 million. The Company will update this estimate as additional information becomes available. Less than $0.2 million of costs (including capital expenditures) have been incurred through December 31, 1998.

     The preceding discussion contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such  forward-looking statements contained in  the  year  2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third parties, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the year 2000 issue that may affect its
operations   and   business,  or  expose  it  to   third-party
liability.

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

1998 Compared to 1997

   Operating income was $6.3 million higher for the year ended December 31, 1998, than for 1997. The increase in operating income was primarily attributable to lower operation, maintenance and administrative and general expenses, and higher revenues related to new services and higher cost recovery due to the current rate case, partially offset by the effect of favorable resolutions in 1997 of certain contractual issues. Compared to 1997, net income was $1.7 million higher due to the reasons discussed above, offset by higher interest expense due to pending refunds to customers and lower interest income as a result of lower interest rates and advances to Williams.

      Operating revenues decreased $31.6 million primarily attributable to lower gas sales, lower transportation costs charged to the Company by others and passed through to customers as provided in the Company's rates, and the effect of favorable resolutions in 1997 of certain contractual issues, partially offset by higher revenues related to new services and higher cost recovery due to the current rate case. Total deliveries were 752.4 trillion British thermal units (TBtu) and 773.6 TBtu for the year ended December 31, 1998 and 1997, respectively, which also contributed to lower revenues.

      Operating costs and expenses decreased $37.9 million primarily attributable to lower costs of gas sold and lower costs of gas transportation, both of which are passed through to customers, as well as lower operation, maintenance, administrative and general expenses.

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

     Operating revenues decreased $41.4 million primarily attributable to lower gas sales, lower other revenues and lower transportation revenues attributable to lower costs passed through to customers as provided in the Company's rates. System deliveries were 773.6 TBtu and 794.5 TBtu for the years ended December 31, 1997 and 1996, respectively, which also contributed to lower revenues.

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

   In May 1995, the Company entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. As of December 31, 1998 and 1997, $19.6 million and $29.6 million, respectively, of such receivables were sold.

    The  Company's  capital expenditures for the  years  ended
December  31,  1998  and 1997, were $60.8  million  and  $74.5
million,   respectively.   The  Company's   budgeted   capital
expenditures for 1999 are $78.5 million.

    The Company's debt as a percentage of total capitalization
at   December  31,  1998  and  1997,  was  28.4%  and   28.1%,
respectively.

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, the Company filed an offer of settlement. On July 15, 1998, the FERC issued an "Order Approving Offer of Settlement and Remanding Case for Hearing" which approved the settlement without modification, but remanded the proceeding back to an administrative law judge for the sole purpose of conducting a hearing on an issue related to production area rates raised by a single intervenor. On October 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues." On November 9, 1998, that intervenor filed a notice of withdrawal from the case and on November 10, 1998, the presiding administrative law judge issued an order suspending the procedural schedule on the remanded hearing. No parties requested rehearing of the October 14, 1998, order and on November 30, 1998, the Company filed tariff sheets to implement the settlement. The Company had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

Item  7A.   Quantitative  and  Qualitative  Disclosures  About
            Market Risk.

   The Company's market risk is limited to its long-term debt. All interest on long-term debt is fixed in nature. Total long-term debt at December 31, 1998, had a carrying value of $251
million  and  a  fair  value of $271 million.   The  weighted-
average  interest  rate  of the Company's  long-term  debt  is
8.08%.   All  of  the Company's long-term debt  matures  after
2003.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF INDEPENDENT AUDITORS

Board of Directors
Texas Gas Transmission Corporation

    We have audited the accompanying consolidated balance sheets of Texas Gas Transmission Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and paid-in capital and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Gas Transmission Corporation and subsidiary at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 26, 1999

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                           December 31,    December 31,
     ASSETS                                   1998            1997
Current Assets:
 Cash and temporary cash investments       $      201       $      235
 Receivables:
   Trade                                        8,493            2,937
   Affiliates                                   1,049              284
   Other                                          702            1,945
   Transportation and exchange receivable       2,807            1,890
 Advances to affiliates                        82,755           93,500
 Inventories                                   15,341           15,386
 Deferred income taxes                         14,496           18,179
 Costs recoverable from customers              10,085           16,311
 Gas stored underground                        10,409           11,115
 Other                                          1,676            1,690
   Total current assets                       148,014          163,472

Investments, at cost                              340            1,224

Property, Plant and Equipment, at cost:
 Natural gas transmission plant               918,747          885,763
 Other natural gas plant                      150,512          136,891
                                            1,069,259        1,022,654
    Less - Accumulated depreciation and
     amortization                             128,759           98,649
     Property, plant and equipment, net       940,500          924,005

Other Assets:
 Gas stored underground                       113,468           97,984
 Costs recoverable from customers              52,358           45,504
 Other                                         38,991           24,954
       Total other assets                     204,817          168,442

       Total Assets                        $1,293,671       $1,257,143

           The accompanying notes are an integral part of these consolidated financial statements.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)



                                           December 31,    December 31,
                                              1998            1997
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                    $    3,016       $    3,007
   Affiliates                                   17,828           11,939
   Other                                         7,026            7,853
 Gas payables:
   Transportation and exchange                  12,764            1,173
   Storage                                      13,010           13,343
 Accrued taxes                                  22,752           21,776
 Accrued interest                                6,557            6,557
 Other accrued liabilities                      48,253           51,517
 Reserve for regulatory and rate matters        20,150           11,319
     Total current liabilities                 151,356          128,484

Long-Term Debt                                 251,160          251,433

Other Liabilities and Deferred Credits:
 Deferred income taxes                         156,253          150,113
 Postretirement benefits other than pensions    41,392           35,683
 Other                                          60,213           49,040
     Total other liabilities and deferred
       credits                                 257,858          234,836

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000
   shares authorized, issued and outstanding         1                1
 Premium on capital stock and other
   paid-in capital                             627,046          636,046
 Retained earnings                               6,250            6,343
     Total stockholder's equity                633,297          642,390

     Total Liabilities and Stockholder's
       Equity                               $1,293,671       $1,257,143

           The accompanying notes are an integral part of these consolidated financial statements.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)

                                          For the Year Ended December 31,
                                        1998           1997          1996
Operating Revenues:
 Gas transportation                    $269,457      $291,209      $300,792
 Gas sales                               13,537        25,413        56,700
 Other                                    3,792         1,715         2,286
   Total operating revenues             286,786       318,337       359,778

Operating Costs and Expenses:
 Cost of gas transportation              14,321        31,314        39,289
 Cost of gas sold                        13,359        25,454        56,013
 Operation and maintenance               59,943        62,340        65,014
 Administrative and general              51,348        57,551        61,685
 Depreciation and amortization           42,764        42,538        41,531
 Taxes other than income taxes           14,626        15,019        15,015
   Total operating costs and expenses   196,361       234,216       278,547

Operating Income                         90,425        84,121        81,231

Other (Income) Deductions:
 Interest expense                        21,226        20,026        20,923
 Interest income                         (4,956)       (7,220)      (12,450)
 Miscellaneous other (income)
  deductions, net                          (224)         (274)          606
   Total other deductions                16,046        12,532         9,079

Income Before Income Taxes               74,379        71,589        72,152

Provision for Income Taxes               29,472        28,370        25,972

Net Income                             $ 44,907      $ 43,219      $ 46,180


              The accompanying notes are an integral part of these
                      consolidated financial statements.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND PAID-IN CAPITAL
                     (Thousands of Dollars)

                                          Retained      Paid-in
                                          Earnings      Capital
Balance, December 31, 1995                $  4,791      $740,446

 Add (deduct):
   Net income                               46,180          -
   Dividends on common stock
    and returns of capital                 (44,238)      (62,300)

Balance, December 31, 1996                   6,733       678,146

Add (deduct):
   Net income                               43,219          -
   Dividends on common stock
    and returns of capital                 (43,609)      (42,100)

Balance, December 31, 1997                $  6,343      $636,046

Add (deduct):
   Net income                               44,907          -
   Dividends on common stock
    and returns of capital                 (45,000)       (9,000)

Balance, December 31, 1998                $  6,250      $627,046




        The accompanying notes are an integral part of these consolidated financial statements.

       TEXAS GAS TRANSMISSION CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Thousands of Dollars)

                                           For the Year Ended December 31,
                                           1998         1997          1996
OPERATING ACTIVITIES:
 Net income                               $ 44,907     $ 43,219     $ 46,180
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and amortization            42,764       42,538       41,531
   Provision (benefit) for deferred
    income taxes                             9,823       (6,408)      12,778
   Changes in receivables sold             (10,000)       5,400       (2,900)
   Changes in receivables                    4,769       (1,620)       2,775
   Changes in inventories                       45         (450)        (374)
   Changes in other current assets             614       10,959       13,265
   Changes in accounts payable              (4,581)      (3,242)     (13,483)
   Changes in accrued liabilities           25,706       27,799      (48,656)
   Other, including changes in non-
    current assets and liabilities         (11,727)     (29,534)      33,713
     Net cash provided by
      operating activities                 102,320       88,661       84,829

FINANCING ACTIVITIES:
 Proceeds from long-term debt                 -          99,031         -
 Payment of long-term debt                    -        (100,000)        -
 Dividends and returns of capital          (54,000)     (85,709)    (102,080)
 Other, net                                     (1)      (8,173)        -
      Net cash (used in)
       financing activities                (54,001)     (94,851)    (102,080)

INVESTING ACTIVITIES:
 Property, plant and equipment:
  Capital expenditures, net of AFUDC       (60,781)     (74,549)     (50,091)
  Proceeds from sales and salvage values,
   net of costs of removal                     770        2,059          849
  Advances to affiliates, net               10,745       78,644       66,145
  Proceeds from sale of long-term
   investments                                 913          156          257
      Net cash (used in) provided by
       investing activities                (48,353)       6,310       17,160

(Decrease) increase in cash and cash
  equivalents                                  (34)         120          (91)
Cash and cash equivalents at beginning
  of period                                    235          115          206
Cash and cash equivalents at end of
  period                                  $    201     $    235     $    115

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest (net of amount capitalized)    $ 19,587     $ 21,806     $ 23,426
  Income taxes, net                         21,903       33,944        9,431

               The accompanying notes are an integral part of these
                       consolidated financial statements.

      TEXAS GAS TRANSMISSION CORPORATION AND SUBISIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Corporate Structure and Control, Nature of Operations and
Basis of Presentation

 Corporate Structure and Control

     Effective May 1, 1997, Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, the Company) became a wholly owned subsidiary of Williams Gas Pipeline Company, formerly Williams Interstate Natural Gas Systems, Inc., which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, the Company was a wholly owned subsidiary of Williams.

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

 Basis of Presentation

    The Company's 1995 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to the Company. Included in property, plant and equipment at December 31, 1998, is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit the Company to recover through its rates amounts in excess of original cost.

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

 Capitalized Interest

   The allowance for funds used during construction represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 1998, 1997 and 1996, was $0.7 million, $0.7 million and $0.4 million, respectively. The allowance for equity funds for the years ended December 31, 1998, 1997 and 1996, was $1.4 million, $1.6 million and $0.7 million, respectively.

 Gas in Storage

    The Company's storage gas, which is valued at historical cost, is used for system management, in part to meet operational balancing needs on its system, in part to meet the requirements of the Company's firm and interruptible storage customers, and in part to meet the requirements of the Company's "no-notice" transportation service, which allows customers to temporarily draw from the Company's gas to be repaid in-kind during the following summer season. In accordance with FERC Order 581, that portion of the Company's gas stored underground which exceeded its system management requirements, as approved by the FERC, has been classified as a current asset in the accompanying balance sheets.

 Gas Imbalances

    In the course of providing transportation services to customers, the Company may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as a receivable or payable in the accompanying balance sheets. Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

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

 Reclassifications

    Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.


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

    In September 1995, the Company received FERC approval of a settlement agreement which resolves all issues regarding the Company's recovery of GSR costs. The settlement provides that the Company will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on the Company's firm transportation services; the remaining ten percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed the Company to suspend its GSR surcharge applicable to firm transportation services due to the full recovery of incurred GSR costs allocated to these services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and firm transportation overrun rates, remains in effect. To date, the Company has paid $76.2 million and collected $66.1 million, plus interest, related to GSR. The Company expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

    On April 30, 1997, the Company filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, the Company filed an offer of settlement. On July 15, 1998, the FERC issued an "Order Approving Offer of Settlement and Remanding Case for Hearing" which approved the settlement without modification, but remanded the proceeding back to an administrative law judge for the sole purpose of conducting a hearing on an issue related to production area rates raised by a single intervenor. On October 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues." On November 9, 1998, that intervenor filed a notice of withdrawal from the case and on November 10, 1998, the presiding administrative law judge issued an order suspending the procedural schedule on the remanded hearing. No parties requested rehearing of the October 14, 1998, order and on November 30, 1998, the Company filed tariff sheets to implement the settlement. The Company had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

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

   Environmental Matters

    As of December 31, 1998, the Company had a reserve of approximately $1.8 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. The Company is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

   Other Legal Issues

    In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of
Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including the Company, Williams Gas Pipelines Central, Inc., Kern River Gas Transmission Company, Northwest Pipeline Corporation, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs.

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

D.  Income Taxes

    Following  is a summary of the provision for income  taxes for  the  years  ended  December  31,  1998,  1997,  and  1996
(expressed in thousands):

                                For the Year Ended December 31,
                                 1998        1997        1996
Current provision:
 Federal                         $16,288     $28,637    $11,054
 State                             3,361       6,141      2,139
                                  19,649      34,778     13,193
Deferred (benefit) provision:
 Federal                           8,085      (5,274)    10,517
 State                             1,738      (1,134)     2,262
                                   9,823      (6,408)    12,779
Income tax provision             $29,472     $28,370    $25,972

    Reconciliations from the income tax provision at the statutory rate to the Company's income tax provision are as follows (expressed in thousands):

                                For the Year Ended December 31,
                                 1998        1997        1996
Provision at statutory rate      $26,033     $25,056    $25,253
 Increases in taxes resulting
  from:
   State income taxes              3,314       3,255      2,860
   Provision adjustment to
    prior year's tax return         -           -        (2,271)
   Other, net                        125          59        130
Income tax provision             $29,472     $28,370    $25,972

     Significant components of deferred tax liabilities and assets as of December 31, 1998 and 1997, are as follows
(expressed in thousands):

                                                  1998       1997
Deferred tax liabilities:
 Costs refundable to customers - fuel           $  2,507    $  1,198
 Property, plant and equipment:
  Tax over book depreciation, net of gains        63,721      56,221
  Other basis differences                        104,060     103,984
 Other                                             5,659       5,332
     Total deferred tax liabilities              175,947     166,735

Deferred tax assets:
 Costs recoverable from customers:
   Gas supply realignment                            266         962
   Transportation                                    272       1,422
 Accrued employee benefits                        13,150       9,949
 Producer settlement costs                           415         412
 Reserve for rate refund                           2,690       5,623
 Miscellaneous deferrals                           3,586       2,800
 Gas stored underground - additional tax basis     2,464       2,465
 Debt related items                                3,308       3,779
 Other                                             8,039       7,389
     Total deferred tax assets                    34,190      34,801

Net deferred tax liabilities                    $141,757    $131,934

E.  Financing

    At December 31, 1998 and 1997, long-term debt issues were outstanding as follows (expressed in thousands):

                                                  1998       1997
   Debentures:
     7 1/4% due 2027                            $100,000    $100,000
   Notes:
     8 5/8% due 2004                             150,000     150,000
                                                 250,000     250,000
   Unamortized debt premium, net                   1,160       1,433
   Total long-term debt                         $251,160    $251,433

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


F.  Employee Benefit Plans

 Retirement Plan

    Substantially all of the Company's employees are covered under a non-contributory, defined benefit retirement plan (Retirement Plan) offered by the Company. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Due to its fully funded status, the Company has not been required to fund the Retirement Plan since 1986.

    In connection with a 1998 restructuring of the Company's field operations area, the Company offered a special voluntary retirement program with enhanced benefits. The program was offered to all field employees who had five or more years of service and were age 50 on or before June 30, 1998. There were 85 employees who elected to retire, effective July 1, 1998, under this special retirement program.

    The following table presents the changes in benefit obligations and plan assets for pension benefits for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Balance Sheet at December 31 of each year indicated.

                                                  1998       1997
Change in benefit obligation:
 Benefit obligation at beginning of year       $ 68,714    $ 62,881
 Service cost                                     4,133       3,016
 Interest cost                                    6,097       4,646
 Amendments                                     (16,414)       -
 Settlement/curtailment gain                    (23,738)       -
 Special termination benefit cost                16,660        -
 Actuarial loss                                  48,170         316
 Benefits paid                                  (28,108)     (2,145)
   Benefit obligation at end of year             75,514      68,714
Change in plan assets:
 Fair value of plan assets at beginning
  of year                                       132,262     116,317
 Actual return on plan assets                    16,048      18,090
 Benefits paid                                   (1,744)     (2,145)
 Settlement benefits paid                       (26,364)       -
    Fair value of plan assets at end of year    120,202     132,262
Funded status                                    44,688      63,548
Unrecognized net actuarial gain                  (3,497)    (47,731)
Unrecognized prior service credit               (16,325)     (1,236)
Prepaid benefit cost                           $ 24,866    $ 14,581

    Prepaid pension costs related to the Retirement Plan have been classified as other assets in the accompanying balance sheets.

   Net pension benefit expense consists of the following:

                                          For the Year Ended December 31,
                                          1998          1997         1996
Components of net periodic pension
 expense:
   Service cost                         $  4,133      $  3,016     $  3,029
   Interest cost                           6,097         4,646        4,295
   Expected return on plan assets        (12,081)      (11,580)      (9,891)
   Amortization of prior service credit   (1,251)          (95)         (95)
   Recognized net actuarial gain             (31)       (2,176)      (2,106)
   Settlement/curtailment gain           (23,811)         -            -
   Special termination benefit cost       16,660          -            -
   Regulatory asset accrual               10,284         6,189        4,768

     Net periodic pension expense       $   -         $   -        $   -

   The following are the weighted-average assumptions utilized as of December 31 of the year indicated.

                                        1998     1997      1996

    Discount rate                       7.00%    7.25%     7.50%
    Expected return on plan assets     10.00%   10.00%    10.00%
    Rate of compensation increase       5.00%    5.00%     5.00%

   The Company recognizes expense concurrent with the recovery
in  rates.   Since  the  Company's Retirement  Plan  is  fully
funded, the Company is not currently recovering any amounts through rates.

 Postretirement Benefits Other than Pensions

    Effective January 1, 1996, the Company began participation in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. The Company made contributions to the Williams' postretirement health care plan of $4.5 million in 1998 and $10.3 million in both 1997 and 1996. The Company contributes to the health care plan only the amount it is allowed to recover through its rates by the FERC. The settlement of the Company's latest rate case with the FERC (Docket No. RP97-344) allows recovery of $5.9 million annually, including amortization of previously deferred postretirement benefit costs. Net postretirement benefit expense related to the Company's participation in the Williams' plan is $5.0 million for 1998 and $10.7 million for both 1997 and 1996, including $1.9 million, $8.5 million and $6.9 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under Statement of Financial Accounting Standard
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was recognized at the date of acquisition by Williams. The regulatory asset balance as of both December 31, 1998 and 1997 was $44 million. This asset is being amortized concurrent with the recovery of these costs through rates Based on the 1998 level of amortization, the regulatory asset balance should be recovered through rates in approximately 17 years.

 Other

    The Company maintains various defined contribution plans covering substantially all employees. The Company's costs related to these plans were $2.8 million in 1998, $2.6 million in 1997 and $2.5 million in 1996.

G.  Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

   Cash and Short-Term Financial Assets: For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. As discussed in Note H, advances to affiliates, which are represented by demand notes payable, earn a variable rate of interest which is adjusted regularly to reflect current market conditions.

  Long-Term  Debt:   All of the Company's  long-term  debt  is
publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 1998 and 1997.

    The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997, are as follows (expressed in thousands):

                                              Carrying             Fair
                                               Amount              Value
                                           1998     1997      1998      1997
Financial Assets:
  Cash and short-term financial assets  $ 82,974  $ 93,736  $ 82,974  $ 93,736
Financial Liabilities:
  Long-term debt                         251,160   251,433   270,628   267,810


 Sale of Receivables

     The   Company  sells,  with  limited  recourse,   certain
receivables. The limit under the revolving receivables facility was $35 million at December 31, 1998 and 1997. At December 31, 1998 and 1997, $19.6 million and $29.6 million, respectively, of such receivables had been sold. Based on amounts outstanding at December 31, 1998, the maximum contractual credit loss under these arrangements is approximately $3.2 million, but the likelihood of loss is remote.

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

H.  Transactions with Major Customers and Affiliates

 Major Customers

    The Company's only major customer for both 1998 and 1997 was ProLiance Energy, LLC. Revenues received from ProLiance Energy, LLC were $39.9 million and $39.5 million for the years ended December 31, 1998 and 1997, respectively, portions of which are included in the refund reserves discussed in Note C. The Company did not have any major customer which accounted for more than ten percent of total operating revenues in 1996.

 Related Parties

    As a subsidiary of Williams, the Company engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. The Company is a participant in Williams' cash management program. The advances due the Company by Williams are represented by demand notes payable. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus 0.325%. Net interest income on advances to or from affiliated companies was $4.8 million, $7.0 million and $12.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $5.2 million, $5.2 million, and $5.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Management considers the cost of these services reasonable.

    Included in the Company's gas sales revenues for the years ended December 31, 1998, 1997 and 1996, is $0.9 million,  $5.7 million and $22.4 million, respectively, applicable to gas sales to the Company's gas marketing affiliates.

    Included in the Company's gas transportation revenues  for the  years ended December 31, 1998, 1997 and 1996, are amounts
applicable   to  transportation  for  affiliates  as   follows
(expressed in thousands):

                                              For the Year Ended December 31,
                                               1998         1997        1996
Williams Energy Services Company             $ 1,990      $ 3,183     $ 2,245
Transcontinental Gas Pipe Line Corporation     4,097        4,305      17,460
                                             $ 6,087      $ 7,488     $19,705

    Included in the Company's cost of gas sold for the years ended December 31, 1998, 1997 and 1996, is $12.4 million, $19.7 million and $31.5 million, respectively, applicable to gas purchases from the Company's gas marketing affiliates.

I.  Stock-Based Compensation

   Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

    Williams' employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for the Company was $43.7 million for 1998, $42.0 million for 1997 and $46.1 million for 1996. Reported net income was $44.9 million, $43.2 million and $46.2 million for 1998, 1997 and 1996. Pro forma amounts for 1998 and 1997 include the remaining total compensation expense from the awards made in the prior year, as these awards fully vested in 1998 and 1997, respectively, as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

   A summary of stock options granted under the plans is shown in the following table:

                                         1998         1997         1996

   Stock options granted               163,489      348,322      484,500
   Stock options outstanding         1,397,913    1,343,949    1,102,140
   Stock options exercisable         1,234,424      996,627      586,922
   Weighted average grant fair value     $8.19        $5.98        $3.92

J.  Quarterly Information (Unaudited)

    The following summarizes selected quarterly financial data for 1998 and 1997 (expressed in thousands):

                                                    1998
                                  First       Second      Third       Fourth
                                 Quarter      Quarter    Quarter      Quarter
Operating revenues              $ 91,789     $ 60,371    $ 53,299     $ 81,327
Operating expenses                49,960       50,615      46,208       49,578
  Operating income                41,829        9,756       7,091       31,749
Interest expense                   5,296        5,283       5,238        5,409
Other income, net                 (1,135)      (1,541)     (1,556)        (948)
Income before income taxes        37,668        6,014       3,409       27,288
Provision for income taxes        14,981        2,389       1,368       10,734

Net income                      $ 22,687     $  3,625    $  2,041     $ 16,554


                                                    1997
                                  First       Second      Third       Fourth
                                 Quarter      Quarter    Quarter      Quarter
Operating revenues              $107,939     $ 63,615    $ 57,158     $ 89,625
Operating expenses                65,504       55,843      54,352       58,517
  Operating income                42,435        7,772       2,806       31,108
Interest expense                   5,015        5,009       4,880        5,122
Other income, net                 (2,420)      (2,375)     (1,795)        (904)
Income (loss) before income
  taxes                           39,840        5,138        (279)      26,890
Provision for (benefit from)
  income taxes                    15,850        2,048        (233)      10,705

Net income (loss)               $ 23,990     $  3,090    $    (46)    $ 16,185


Item 9.  Disagreements on Accounting and Financial Disclosure.

   Not Applicable.


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

   Included in Item 8, Part II of this Report

     Report of Independent Auditors on Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended December 31, 1998,
       1997, and 1996

     Consolidated Statements of Retained Earnings and Paid-In Capital for the years ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows for the years ended December 31,
       1998, 1997, and 1996

     Notes to Consolidated Financial Statements

    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

 (a) 3.  Exhibits

         * 3.1  Copy of Certificate of Incorporation of the Corporation.

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

         * 23   Consent of Independent Auditors.

         * 24.1 Power of Attorney together with certified resolution.

         * 27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the year ended December 31, 1998.

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

Dated:  March 26, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian E. O'Neill *           President and Chief Executive Officer
    Brian E. O'Neill             (Principal Executive Officer)

/s/ Nick A. Bacile               Vice President and Chief Financial Officer
    Nick A. Bacile               (Principal Executive Officer)

/s/ Keith E. Bailey *            Director
    Keith E. Bailey

/s/ Gary D. Lauderdale *         Director
    Gary D. Lauderdale

*By:  /s/ S. W. Harris           Controller and Chief Accounting Officer
          S. W. Harris

Dated:  March 26, 1999