Form 10-Q
period 1999-03-31
TEXAS GAS TRANSMISSION CORP
filed 1999-05-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

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

 Registrant's telephone number, including area code: (270) 926-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of May 9, 1999

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS



                                                                          Page

                 Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - Assets...........................     3

         Consolidated Balance Sheets - Liabilities and Stockholder's
           Equity.......................................................     4

         Consolidated Statements of Income..............................     5

         Consolidated Statements of Cash Flows..........................     6

         Condensed Notes to Consolidated Financial Statements...........     7

Item 2.  Management's Narrative Analysis of the Results of Operations...    11


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................    15

Signature...............................................................    16






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

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)


                                          March 31,      December 31,
                    ASSETS                  1999            1998
Current Assets:
 Cash and temporary cash investments      $      323    $      201
 Receivables:
   Trade                                       9,267         8,493
   Affiliates                                  1,021         1,049
   Other                                       1,246           702
   Transportation and exchange receivable      7,015         2,807
 Advances to affiliates                       76,133        82,755
 Inventories                                  15,709        15,341
 Deferred income taxes                        14,045        14,496
 Costs recoverable from customers              9,891        10,085
 Gas stored underground                       10,409        10,409
 Other                                         2,160         1,676
   Total current assets                      147,219       148,014

Investments, at cost                             346           340

Property, Plant and Equipment, at cost:
 Natural gas transmission plant            1,063,827     1,069,259
 Less -- Accumulated depreciation and
   amortization                              123,485       128,759
    Property, plant and equipment, net       940,342       940,500

Other Assets:
 Gas stored underground                       99,024       113,468
 Costs recoverable from customers             51,824        52,358
 Other                                        36,157        38,991
   Total other assets                        187,005       204,817

   Total Assets                           $1,274,912    $1,293,671


 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)


                                          March 31,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY        1999           1998
Current Liabilities:
 Payables:
   Trade                                  $    2,770    $    3,016
   Affiliates                                 38,644        17,828
   Other                                       3,051         7,026
 Gas Payables:
   Transportation and exchange                 5,734        12,764
   Storage                                    10,391        13,010
 Accrued taxes                                22,025        22,752
 Accrued interest                              1,510         6,557
 Other accrued liabilities                    43,360        48,253
 Reserve for regulatory and rate matters       2,826        20,150
   Total current liabilities                 130,311       151,356

Long-Term Debt                               251,087       251,160

Other Liabilities and Deferred Credits:
 Deferred income taxes                       160,172       156,253
 Postretirement benefits other than
  pensions                                    40,857        41,392
 Other                                        57,695        60,213
   Total other liabilities and deferred
    credits                                  258,724       257,858

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding              1             1
 Premium on capital stock and other paid-in
   capital                                   627,046       627,046
 Retained earnings                             7,743         6,250
   Total stockholder's equity                634,790       633,297

   Total Liabilities and Stockholder's
    Equity                                $1,274,912    $1,293,671




 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                        Three Months Ended March 31,
                                            1999          1998
Operating Revenues:
 Gas transportation                       $ 87,391      $ 87,041
 Gas sales                                     101         4,178
 Other                                         876           570
   Total operating revenues                 88,368        91,789

Operating Costs and Expenses:
 Cost of gas transportation                  1,759         6,075
 Cost of gas sold                              106         4,097
 Operation and maintenance                  11,528        12,015
 Administrative and general                 13,417        13,108
 Depreciation and amortization              11,033        10,529
 Taxes other than income taxes               4,289         4,136
   Total operating costs and expenses       42,132        49,960

Operating Income                            46,236        41,829

Other Deductions (Income):
 Interest expense                            4,875         5,296
 Interest income                            (1,036)       (1,347)
 Miscellaneous other deductions                 60           212
   Total other deductions                    3,899         4,161

Income Before Income Taxes                  42,337        37,668

Provision for Income Taxes                  16,844        14,981

Net Income                                $ 25,493      $ 22,687





 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                          Three Months Ended March 31,
                                               1999         1998
OPERATING ACTIVITIES:
 Net income                                  $ 25,493     $ 22,687
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and amortization               11,033       10,529
   Provision for deferred income taxes          4,370        4,728
   Changes in receivables sold                   (900)      (6,300)
   Changes in receivables                      (4,602)      (4,583)
   Changes in inventories                        (368)         (24)
   Changes in other current assets               (294)         315
   Changes in accounts payable                 (4,221)      (4,902)
   Changes in accrued liabilities             (37,680)         (74)
   Other, including changes in noncurrent
    assets and liabilities                     35,507       18,112
      Net cash provided by operating
        activities                             28,338       40,488

FINANCING ACTIVITIES:
 Dividends and returns of capital             (24,000)     (21,000)
      Net cash (used in) financing
        activities                            (24,000)     (21,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC          (8,769)     (11,194)
   Proceeds from sales and salvage values,
      net of costs of removal                  (2,069)         614
 Advances to affiliates, net                    6,622       (8,892)
      Net cash (used in) investing
        activities                             (4,216)     (19,472)

Increase in cash and cash equivalents             122           16

Cash and cash equivalents at beginning
  of period                                       201          235

Cash and cash equivalents at end of period   $    323     $    251



 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control and Basis of Presentation

 Corporate Structure and Control

   Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, Texas Gas) is wholly owned by Williams Gas Pipeline Company, which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

 Seasonal Variation

   Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

  Basis of Presentation

   The consolidated financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at March 31, 1999, and results of operations and cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1998 Annual Report on Form 10-K.


B.  Contingent Liabilities and Commitments

 Regulatory and Rate Matters and Related Litigation

   FERC Order 636

   Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services. FERC Order 636 also provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs which, for Texas Gas, are primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs. Certain aspects of Texas Gas' FERC Order 636 restructuring are under appeal.

   In September 1995, Texas Gas received FERC approval of a settlement agreement which resolves all issues regarding Texas Gas' recovery of GSR costs. The settlement provides that Texas Gas will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, will be withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation services; the remaining ten percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed Texas Gas to suspend its GSR surcharge applicable to firm transportation services due to the full recovery of incurred GSR costs allocated to these services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and firm transportation overrun rates, remains in effect. To date, Texas Gas has paid $76.2 million and collected $66.4 million, plus interest, related to GSR. Texas Gas expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

   On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On July 15, 1998, the FERC issued an "Order Approving Offer of Settlement and Remanding Case for Hearing" which approved the settlement without modification, but remanded the proceeding back to an administrative law judge for the sole purpose of conducting a hearing on an issue related to production area rates raised by a single intervenor. On October 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues." On November 9, 1998, that intervenor filed a notice of withdrawal from the case and on November 10, 1998, the presiding administrative law judge issued an order suspending the procedural schedule on the remanded hearing. No parties requested rehearing of the October 14, 1998, order and on November 30, 1998, Texas Gas filed tariff sheets to implement the settlement. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

   Royalty Claims and Producer Litigation

   In connection with Texas Gas' renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims, Texas Gas has entered into certain settlements which may require the indemnification by Texas Gas of certain claims for royalties which a producer may be required to pay as a result of such settlements. Texas Gas has been made aware of demands on producers for additional royalties and may receive other demands which could result in claims against Texas Gas pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Texas Gas.

Pursuant to such an indemnity, in January 1998, Texas Gas reimbursed a producer for approximately $1.7 million in costs paid to settle a take-or-pay royalty claim. Texas Gas may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnifications for royalties under the provisions of FERC Order 528. Texas Gas has provided reserves for the estimated settlement costs of its royalty claims and litigation.

   Environmental Matters

   As of March 31, 1999, Texas Gas had a reserve of approximately $1.7 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

   Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

   Texas Gas considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the U.S. Environmental Protection Agency or other governmental authorities, and other factors.

   Other Legal Issues

   In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas, Williams Gas Pipelines Central, Inc., Kern River Gas Transmission Company, Northwest Pipeline Corporation, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado.

   Summary of Contingent Liabilities and Commitments

   While no assurances may be given, Texas Gas does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on Texas Gas' future financial position, results of operations or cash flow requirements.

Item 2. Management's Narrative Analysis of the Results of Operations (Filed Pursuant to General Instruction H)


                Financial Analysis of Operations
          Three Months Ended March 31, 1999 Compared to
                Three Months Ended March 31, 1998

  Operating income was $4.4 million higher for the three months ended March 31, 1999, than for the three months ended March 31, 1998. The increase in operating income was due primarily to lower cost of gas transportation. Operating income also increased due to recognition of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 GSR reconciliation filing with the FERC, offset by a first quarter 1998 adjustment to estimated GSR costs of $2.0 million. Compared to 1998, net income was $2.8 million higher for the same reasons.

  Operating revenues decreased $3.4 million primarily attributable to lower gas sales offset by the recognition of deferred revenues discussed above. Texas Gas' gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by Texas Gas' gas marketing affiliate, Williams Energy Services Company, as exclusive agent for Texas Gas. Although the sales and purchase commitments remain in Texas Gas' name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on Texas Gas' results of operations. Total deliveries were 235.9 Tbtu and 219.9 Tbtu for the first quarter of 1999 and 1998, respectively.

  Operating costs and expenses decreased $7.8 million primarily attributable to lower cost of gas transportation and lower cost of gas sold, including a 1998 adjustment to GSR costs discussed above.


                Financial Condition and Liquidity

  Through the years, Texas Gas has consistently maintained its financial strength and experienced strong operational results. Williams' ownership of Texas Gas further enhances its financial and operational strength, as well as allows Texas Gas to take advantage of new opportunities for growth. Texas Gas expects to access public and private capital markets, as needed, to finance its own capital requirements.

  As of March 31, 1999, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

  Texas Gas is a participant with other Williams subsidiaries in a $1 billion credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions.
To date, Texas Gas has no amounts outstanding under this facility.

  Texas Gas is a participant in Williams' cash management program. The advances due Texas Gas by Williams are represented by demand notes payable. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

  Texas Gas' capital expenditures for the first three months of 1999 and 1998 were $8.8 and $11.2 million, respectively. Capital expenditures for 1999 are expected to approximate $80.3 million. Texas Gas' debt as a percentage of total capitalization at March 31, 1999 and December 31, 1998 was 28.3% and 28.4%, respectively.

  On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On July 15, 1998, the FERC issued an "Order Approving Offer of Settlement and Remanding Case for Hearing" which approved the settlement without modification, but remanded the proceeding back to an administrative law judge for the sole purpose of conducting a hearing on an issue related to production area rates raised by a single intervenor. On October 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues." On November 9, 1998, that intervenor filed a notice of withdrawal from the case and on November 10, 1998, the presiding administrative law judge issued an order suspending the procedural schedule on the remanded hearing. No parties requested rehearing of the October 14, 1998, order and on November 30, 1998, Texas Gas filed tariff sheets to implement the settlement. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

                      Year 2000 Compliance

   Williams, including Texas Gas, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, and testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been substantially completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion later in 1999. Some non-critical systems may not be compliant by January 1, 2000.

   Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status as of March 31, 1999, for traditional information technology and non-traditional areas.
The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                        Tested    Untested    Not Compliant
Traditional Information Technology:       86%        2%           12%
Non-Traditional Information Technology:   93         0             7

   Texas Gas initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Texas Gas sent approximately 1,200 letters and questionnaires to third parties including customers, vendors and service providers. Texas Gas is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of March 31, 1999, approximately 36 percent of the companies contacted have responded and virtually all of these indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Texas Gas will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Texas Gas.

   Texas Gas expects to utilize internal resources to complete the year 2000 compliance project. Texas Gas has a core group of 20 people involved in this project. This includes four individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 16 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be up to an additional 160 employees who are also contributing a portion of their time to the completion of this project. Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Texas Gas currently estimates the total cost of the project, including any accelerated system replacements, will total less than $2 million. Texas Gas will update this estimate as additional information becomes available. Less than $0.3 million of costs (including capital expenditures) have been incurred through March 31, 1999.

   Although all critical systems over which Texas Gas has control are planned to be compliant and tested before the year 2000, Texas Gas has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort and evaluation of third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

   Initial contingency planning began during 1998. Significant focus on that phase of the project is taking place in 1999.
Guidelines for that process were issued in January 1999 in the form of a formal business continuity plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

   The preceding discussion contains forward-looking statements including, without limitation, statements relating to Texas Gas' plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which Texas Gas believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third parties, Texas Gas cannot ensure its ability to timely and cost effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             *  27.1  Financial Data Schedule for Texas Gas Transmission
                      for the first quarter ending March 31,1999.


        (b)  Reports on Form 8-K

             None
        _____________________________

        *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TEXAS GAS TRANSMISSION CORPORATION



DATE:  May 12, 1999       BY:     /s/ S. W. Harris
                                      S. W. Harris
                             Controller and Chief Accounting Officer