Form 10-Q
period 1999-06-30
TEXAS GAS TRANSMISSION CORP
filed 1999-08-13
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 11, 1999

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS



                                                                        Page

                 Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - Assets...........................   3

         Consolidated Balance Sheets - Liabilities and Stockholder's
          Equity........................................................   4

         Consolidated Statements of Income..............................   5

         Consolidated Statements of Cash Flows..........................   6

         Condensed Notes to Consolidated Financial Statements...........   7

Item 2.  Management's Narrative Analysis of the Results of Operations...  11


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................  14

Signature...............................................................  15






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's Annual Report on Form 10-K and 1999 First Quarter Report on Form 10-Q.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            June 30,     December 31,
                    ASSETS                    1999          1998
Current Assets:
 Cash and temporary cash investments      $      108    $      201
 Receivables:
   Trade                                       3,695         8,493
   Affiliates                                  1,287         1,049
   Other                                       1,423           702
   Transportation and exchange receivable      4,049         2,807
 Advances to affiliates                       59,005        82,755
 Inventories                                  15,402        15,341
 Deferred income taxes                        13,513        14,496
 Costs recoverable from customers             13,328        10,085
 Gas stored underground                       10,409        10,409
 Other                                         1,058         1,676
   Total current assets                      123,277       148,014

Investments, at cost                             353           340

Property, Plant and Equipment, at cost:
 Natural gas transmission plant            1,071,050     1,069,259
 Less -- Accumulated depreciation and
  amortization                               130,055       128,759
   Property, plant and equipment, net        940,995       940,500

Other Assets:
 Gas stored underground                      106,640       113,468
 Costs recoverable from customers             50,050        52,358
 Other                                        39,306        38,991
   Total other assets                        195,996       204,817

   Total Assets                           $1,260,621    $1,293,671


 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                           June 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY         1999          1998
Current Liabilities:
 Payables:
   Trade                                  $    2,806    $    3,016
   Affiliates                                  5,164        17,828
   Other                                       2,185         7,026
 Gas Payables:
   Transportation and exchange                13,581        12,764
   Storage                                    10,683        13,010
 Accrued taxes                                20,808        22,752
 Accrued interest                              6,557         6,557
 Other accrued liabilities                    44,887        48,253
 Reserve for regulatory and rate matters       2,826        20,150
   Total current liabilities                 109,497       151,356

Long-Term Debt                               251,013       251,160

Other Liabilities and Deferred Credits:
 Deferred income taxes                       161,636       156,253
 Postretirement benefits other than
  pensions                                    40,203        41,392
 Other                                        59,194        60,213
   Total other liabilities and deferred
    credits                                  261,033       257,858

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
  authorized, issued and outstanding               1             1
 Premium on capital stock and other paid-in
  capital                                    627,046       627,046
 Retained earnings                            12,031         6,250
   Total stockholder's equity                639,078       633,297

   Total Liabilities and Stockholder's
     Equity                               $1,260,621    $1,293,671




 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   1999        1998         1999        1998
Operating Revenues:
 Gas transportation              $ 50,912     $ 55,367    $138,303    $142,408
 Gas sales                            148        4,210         249       8,388
 Other                                913          794       1,789       1,364
   Total operating revenues        51,973       60,371     140,341     152,160

Operating Costs and Expenses:
 Cost of gas transportation         2,045        4,366       3,804      10,441
 Cost of gas sold                     148        4,180         254       8,277
 Operation and maintenance         11,365       14,622      22,893      25,651
 Administrative and general        12,978       13,163      26,395      27,257
 Depreciation and amortization     11,104       10,755      22,137      21,284
 Taxes other than income taxes      3,254        3,529       7,543       7,665
   Total operating costs and
     expenses                      40,894       50,615      83,026     100,575

Operating Income                   11,079        9,756      57,315      51,585

Other Deductions (Income):
 Interest expense                   4,958        5,283       9,833      10,579
 Interest income                     (958)      (1,513)     (1,994)     (2,860)
 Miscellaneous other (income)
   deductions, net                    (68)         (28)         (8)        184
   Total other deductions           3,932        3,742       7,831       7,903

Income Before Income Taxes          7,147        6,014      49,484      43,682

Provision for Income Taxes          2,859        2,389      19,703      17,370

Net Income                       $  4,288     $  3,625    $ 29,781    $ 26,312








 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                                Six Months Ended June 30,
                                                  1999            1998
OPERATING ACTIVITIES:
 Net income                                     $ 29,781        $ 26,312
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and amortization                  22,137          21,284
   Provision for deferred income taxes             6,366           5,709
   Changes in receivables sold                    (6,600)        (14,500)
   Changes in receivables                          9,459          10,243
   Changes in inventories                            (61)            533
   Changes in other current assets                (1,332)           (326)
   Changes in accounts payable                    (5,051)         (5,138)
   Changes in accrued liabilities                (24,165)          7,539
   Other, including changes in noncurrent
     assets and liabilities                       (7,931)          5,373
       Net cash provided by operating
         activities                               22,603          57,029

FINANCING ACTIVITIES:
 Dividends and returns of capital                (24,000)        (36,000)
       Net cash (used in) financing
         activities                              (24,000)        (36,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC            (20,078)        (26,508)
   Proceeds from sales and salvage values,
     net of costs of removal                      (2,368)            460
 Advances to affiliates, net                      23,750           4,779
 Proceeds from sale of long-term investments        -                234
       Net cash provided by (used in)
         investing activities                      1,304         (21,035)

Decrease in cash and cash equivalents                (93)             (6)
Cash and cash equivalents at beginning of
  period                                             201             235

Cash and cash equivalents at end of period      $    108        $    229




 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control and Basis of Presentation

 Corporate Structure and Control

   Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, Texas Gas) are wholly owned by Williams Gas Pipeline Company, which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

  Basis of Presentation

   The consolidated financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at June 30, 1999, and results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1998 Annual Report on Form 10-K and Texas Gas' 1999 First Quarter Report on Form 10-Q.

   Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

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

   General Rate Issues

   On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On November 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues" related to the March 20, 1998, settlement filed in this case. Applications for hearing of the October 14, 1998, order were due by November 13, 1998; no such applications were filed. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

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

   Pursuant to such an indemnity, in January 1998, Texas Gas reimbursed a producer for approximately $1.7 million in costs paid to settle a take-or-pay royalty claim. On June 1, 1999, Texas Gas filed to recover approximately $1.3 million (75%) of the costs pursuant to the provisions of FERC Order 528. The FERC approved the filing, subject to conditions, which allows for a surcharge on all mainline throughput beginning July 1, 1999, to run through a twelve-month period. Texas Gas has provided reserves for the estimated settlement costs of other royalty claims and litigation.

   Environmental Matters

   As of June 30, 1999, Texas Gas had a reserve of approximately $1.6 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

Item 2.  Management's Narrative Analysis of the Results of Operations
               (Filed Pursuant to General Instruction H)


                Financial Analysis of Operations
           Six Months Ended June 30, 1999 Compared to
                 Six Months Ended June 30, 1998

  Operating income was $5.7 million higher for the six months ended June 30, 1999, than for the six months ended June 30, 1998. The increase in operating income was due primarily to lower costs of gas transportation and lower administrative and general expenses. Operating income also increased due to recognition of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 GSR reconciliation filing with the FERC, offset by a first quarter 1998 adjustment to estimated GSR costs of $2.0 million. Compared to 1998, net income was $3.5 million higher for the same reasons.

  Operating revenues decreased $11.8 million primarily attributable to lower gas sales and discounting of transportation rates, offset by the recognition of deferred revenues discussed above. Texas Gas' gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by Texas Gas' gas marketing affiliate, Williams Energy Services Company, as exclusive agent for Texas Gas. Although the sales and purchase commitments remain in Texas Gas' name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on Texas Gas' results of operations. Total deliveries were 401.2 TBtu and 391.0 TBtu for the six months of 1999 and 1998, respectively.

  Operating costs and expenses decreased $17.5 million primarily attributable to lower costs of gas transportation; lower costs of gas sold, including a 1998 adjustment to GSR costs discussed above; and lower operation and maintenance expenses, including a $2.3 million reduction in supplies and expenses.


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

  As of June 30, 1999, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

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

  Texas Gas' capital expenditures for the first six months of 1999 and 1998 were $20.1 and $26.5 million, respectively.
Capital expenditures for 1999 are expected to approximate $80.3 million. Texas Gas' debt as a percentage of total capitalization at June 30, 1999 and December 31, 1998 was 28.2% and 28.4%,
respectively.

  On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On November 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues" related to the March 20, 1998, settlement filed in this case. Applications for hearing of the October 14, 1998, order were due by November 13, 1998; no such applications were filed. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999.

                      Year 2000 Compliance

   Williams, including Texas Gas, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, and testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is complete. Some non-critical systems may not be compliant by January 1, 2000.

   Texas Gas initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Texas Gas sent approximately 1,200 letters and questionnaires to third parties including customers, vendors and service providers. Texas Gas is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of June 30, 1999, approximately 38 percent of the companies contacted have responded and virtually all of these indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Texas Gas will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Texas Gas.

   Texas Gas expects to utilize internal resources to complete the year 2000 compliance project. Texas Gas has a core group of 20 people involved in this project. This includes four individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 16 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be up to an additional 160 employees who are also contributing a portion of their time to the completion of this project. Costs incurred for new software and hardware purchases have been capitalized and other costs have been expensed as incurred. Texas Gas currently estimates the total cost of the project, including any accelerated system replacements, will total less than $2 million. Texas Gas will update this estimate as additional information becomes available. Less than $0.5 million of costs (including capital expenditures) have been incurred through June 30, 1999.

   Although all critical systems over which Texas Gas has control have been tested and are compliant, Texas Gas has identified an area that would equate to a most reasonably likely worst case scenario. There is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems could cause service interruptions. This risk should be minimized by the enterprise-wide communications effort, evaluation of third-party compliance plans, and development of contingency plans. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

   Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. Williams' plans are expected to be defined by August 31, 1999, and implemented where appropriate. Texas Gas' contingency plans include manning all operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Texas Gas' compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipeline can be done manually in case there is a loss of telecommunications capability.

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

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1  Financial Data
                  Schedule for Texas Gas Transmission Corporation for the six months ending June 30, 1999.


        (b)  Reports on Form 8-K

             None
         _____________________________

         *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEXAS GAS TRANSMISSION CORPORATION



DATE: August 11, 1999         BY:      /s/ S. W. Harris
                                           S. W. Harris
                             Controller and Chief Accounting Officer