Form 10-Q
period 1999-09-30
TEXAS GAS TRANSMISSION CORP
filed 1999-11-12
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of November 10, 1999

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS



                                                                Page

                 Part I.  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets.............................     3

     Consolidated Statements of Income.......................     5

     Consolidated Statements of Cash Flows...................     6

     Condensed Notes to Consolidated Financial Statements....     7

Item 2.  Management's Narrative Analysis of the Results of
         Operations..........................................    11


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K....................    15

Signature....................................................    16






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 1998 Annual Report on Form 10-K and 1999 First and Second Quarter Reports on Form 10-Q.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                          September 30,    December 31,
                    ASSETS                   1999             1998
Current Assets:
 Cash and cash equivalents                $       50       $      201
 Receivables:
   Trade                                       3,157            8,493
   Affiliates                                    888            1,049
   Other                                       1,348              702
   Transportation and exchange receivable      3,324            2,807
 Advances to affiliates                       50,984           82,755
 Inventories                                  15,211           15,341
 Deferred income taxes                        12,702           14,496
 Costs recoverable from customers             13,383           10,085
 Gas stored underground                       10,409           10,409
 Other                                         2,083            1,676
   Total current assets                      113,539          148,014

Investments, at cost                             360              340

Property, Plant and Equipment, at cost:
 Natural gas transmission plant            1,094,901        1,069,259
 Less -- Accumulated depreciation and
   amortization                              141,769          128,759
   Property, plant and equipment, net        953,132          940,500

Other Assets:
 Gas stored underground                      103,389          113,468
 Costs recoverable from customers             49,118           52,358
 Other                                        39,936           38,991
   Total other assets                        192,443          204,817

   Total Assets                           $1,259,474       $1,293,671


 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                          September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY         1999             1998
Current Liabilities:
 Payables:
   Trade                                  $    3,473       $    3,016
   Affiliates                                  6,753           17,828
   Other                                       3,322            7,026
 Gas Payables:
   Transportation and exchange                12,599           12,764
   Storage                                    11,109           13,010
 Accrued taxes                                23,342           22,752
 Accrued interest                              1,510            6,557
 Other accrued liabilities                    48,474           48,253
 Reserve for regulatory and rate matters        -              20,150
   Total current liabilities                 110,582          151,356

Long-Term Debt                               250,937          251,160

Other Liabilities and Deferred Credits:
 Deferred income taxes                       162,546          156,253
 Postretirement benefits other than
   pensions                                   39,254           41,392
 Other                                        51,214           60,213
   Total other liabilities and deferred
     credits                                 253,014          257,858

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000
   shares authorized, issued and
   outstanding                                     1                1
 Premium on capital stock and other
   paid-in capital                           627,046          627,046
 Retained earnings                            17,894            6,250
   Total stockholder's equity                644,941          633,297

   Total Liabilities and Stockholder's
     Equity                               $1,259,474       $1,293,671




 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1999       1998      1999       1998
Operating Revenues:
 Gas transportation                   $ 51,371   $ 49,065   $189,674  $191,473
 Gas sales                                 136      3,362        385    11,750
 Other                                     895        872      2,684     2,236
   Total operating revenues             52,402     53,299    192,743   205,459

Operating Costs and Expenses:
 Cost of gas transportation                684      1,402      4,488    11,843
 Cost of gas sold                          136      3,321        390    11,598
 Operation and maintenance              10,407     13,314     33,300    38,960
 Administrative and general             12,812     14,107     39,207    41,369
 Depreciation and amortization          10,931     10,581     33,068    31,865
 Taxes other than income taxes           4,326      3,483     11,869    11,148
   Total operating costs and expenses   39,296     46,208    122,322   146,783

Operating Income                        13,106      7,091     70,421    58,676

Other Deductions (Income):
 Interest expense                        5,060      5,238     14,893    15,817
 Interest income                          (887)    (1,159)    (2,881)   (4,019)
 Miscellaneous other (income), net        (359)      (397)      (367)     (213)
   Total other deductions                3,814      3,682     11,645    11,585

Income Before Income Taxes               9,292      3,409     58,776    47,091

Provision for Income Taxes               3,429      1,368     23,132    18,738

Net Income                            $  5,863   $  2,041   $ 35,644  $ 28,353





 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                          Nine Months Ended September 30,
                                             1999               1998
OPERATING ACTIVITIES:
 Net income                                $ 35,644           $ 28,353
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and amortization             33,068             31,865
   Provision for deferred income taxes        8,087              1,015
   Changes in receivables sold               (6,900            (16,400)
   Changes in receivables                    11,097             17,602
   Changes in inventories                       130               (447)
   Changes in other current assets           (2,062)            (1,837)
   Changes in accounts payable              (14,322)           (14,081)
   Changes in accrued liabilities           (26,572)            14,314
   Other, including changes in noncurrent
    assets and liabilities                     (908)           (14,717)
      Net cash provided by operating
        activities                           37,262             45,667

FINANCING ACTIVITIES:
 Dividends and returns of capital           (24,000)           (39,000)
      Net cash (used in) financing
        activities                          (24,000)           (39,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of AFUDC       (43,669)           (43,254)
   Proceeds from sales and salvage values,
      net of costs of removal                (1,515)               817
 Advances to affiliates, net                 31,771             35,034
 Proceeds from sale of long-term
   investments                                 -                   620
      Net cash (used in) investing
        activities                          (13,413)            (6,783)

Decrease in cash and cash equivalents          (151)              (116)

Cash and cash equivalents at beginning
  of period                                     201                235

Cash and cash equivalents at end of period $     50           $    119




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

  Basis of Presentation

   The consolidated financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal operating adjustments, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at September 30, 1999, and results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1998 Annual Report on Form 10-K and Texas Gas' 1999 First and Second Quarter Reports on Form 10-Q.

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

   In September 1995, Texas Gas received FERC approval of a settlement agreement which resolves all issues regarding Texas Gas' recovery of GSR costs. The settlement provides that Texas Gas will recover 100 percent of its GSR costs up to $50 million, will share in costs incurred between $50 million and $80 million and will absorb any GSR costs above $80 million. Under the settlement, all challenges to these costs, on the grounds of imprudence or otherwise, were withdrawn and no future challenges will be filed. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation services; the remaining ten percent should be recovered from its interruptible transportation service. Effective July 1, 1997, the FERC allowed Texas Gas to suspend its GSR surcharge applicable to firm transportation services due to the full recovery of incurred GSR costs allocated to these services. The GSR cost increment included in the interruptible transportation rates, as well as no-notice and firm transportation overrun rates, remains in effect. To date, Texas Gas has paid $76.2 million and collected $66.4 million, plus interest, related to GSR. Texas Gas expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

   On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On November 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues" related to the March 20, 1998, settlement filed in this case. Applications for hearing of the October 14, 1998, order were due by November 13, 1998 and no such applications were filed. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its pending rate case issues.

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

   Environmental Matters

   As of September 30, 1999, Texas Gas had a reserve of approximately $1.6 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

   Other Legal Issues

   In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas, Williams Gas Pipelines Central, Inc., Kern River Gas Transmission Company, Northwest Pipeline Corporation, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the actions filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

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

Item 2.  Management's Narrative Analysis of the Results of Operations
               (Filed Pursuant to General Instruction H)


                Financial Analysis of Operations
        Nine Months Ended September 30, 1999 Compared to
              Nine Months Ended September 30, 1998

  Operating income was $11.7 million higher for the nine months ended September 30, 1999, than for the nine months ended September 30, 1998. The increase in operating income was due primarily to $7.4 million from the settlement of regulatory and rate reserves related to its RP97-344 rate case. Operating income also increased due to recognition of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 GSR reconciliation filing with the FERC and lower operation and maintenance expense, partially offset by a first quarter 1998 adjustment to estimated GSR costs of $2.0 million. Compared to 1998, net income was $7.3 million higher for the same reasons.

  Operating revenues decreased $12.7 million primarily attributable to lower gas sales and discounting of transportation rates, partially offset by the recognition of deferred revenues reserve adjustments discussed above. Texas Gas' gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by Texas Gas' gas marketing affiliate, Williams Energy Services Company, as exclusive agent for Texas Gas. Although the sales and purchase commitments remain in Texas Gas' name, their management and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on Texas Gas' results of operations. Total deliveries were 558.0 TBtu and 550.1 TBtu for the nine months of 1999 and 1998, respectively.

  Operating costs and expenses decreased $24.5 million primarily attributable to lower costs of gas sold; lower costs of gas transportation, primarily due to termination of contracts for transportation by others and a 1998 adjustment to GSR costs discussed above; and lower operation and maintenance expenses, including a $4.7 million reduction in supplies and expenses.


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

  As of September 30, 1999, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

  Texas Gas is a participant with other Williams subsidiaries in a $1 billion credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions.
To date, Texas Gas has no amounts outstanding under this facility.

  Texas Gas is a participant in Williams' cash management program. The advances due Texas Gas by Williams are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

  Texas Gas' capital expenditures for the first nine months of 1999 and 1998 were $43.7 and $43.3 million, respectively.
Capital expenditures for 1999 are expected to approximate $80.3 million. Texas Gas' debt as a percentage of total capitalization at September 30, 1999 and December 31, 1998 was 28.0% and 28.4%, respectively.

   On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. On March 20, 1998, Texas Gas filed an offer of settlement. On November 14, 1998, the FERC issued an "Order Denying Rehearing and Providing Guidance on Hearing Issues" related to the March 20, 1998, settlement filed in this case. Applications for hearing of the October 14, 1998, order were due by November 13, 1998; no such applications were filed. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Texas Gas had established an adequate reserve for the difference between collected rates and the settlement rates. Refunds, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its pending rate case issues.


                      Year 2000 Compliance

   Williams, including Texas Gas, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation, and contingency planning.
The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is complete. Some non-critical systems may not be compliant by January 1, 2000.

   Texas Gas initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Texas Gas sent approximately 1,350 letters and questionnaires to third parties including customers, vendors and service providers. Texas Gas is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of September 30, 1999, approximately 37 percent of the companies contacted have responded and virtually all of these indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Texas Gas will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Texas Gas.

   Texas Gas has utilized internal resources to complete the year 2000 compliance project. Texas Gas has a core group of 20 people involved in this project. This includes four individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 16 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be up to an additional 160 employees who are also contributing a portion of their time to the completion of this project. Costs have been expensed as incurred. Texas Gas currently estimates the total cost of the project, including any accelerated system replacements, will total less than $1 million. Texas Gas will update this estimate as additional information becomes available. Less than $0.6 million of costs have been incurred through September 30, 1999.

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

   Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans have been developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. Texas Gas' contingency plans include manning all operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Texas Gas' compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipeline can be done manually in case there is a loss of telecommunications capability.

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

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the nine months ending
                    September 30, 1999.


        (b) Reports on Form 8-K

            None
         _____________________________

         *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TEXAS GAS TRANSMISSION CORPORATION



DATE:  November 13, 1999         BY:     /s/ S. W. Harris
                                            S. W. Harris
                             Controller and Chief Accounting Officer