Form 10-K
period 1999-12-31
TEXAS GAS TRANSMISSION CORP
filed 2000-03-24
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                              or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

   Registrant's telephone number, including area code: (270) 926-8686 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No  ____

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

    Indicate the number of shares outstanding of each  of  the registrant's  classes  of  common  stock,  as  of  the  latest
practicable date.   1,000 shares as of March 20, 2000

    REGISTRANT  MEETS  THE CONDITIONS  SET  FORTH  IN  GENERAL
INSTRUCTION  I(1)(a)  AND (b) OF FORM 10-K  AND  IS  THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TABLE OF CONTENTS
                        1999 FORM 10-K
              TEXAS GAS TRANSMISSION CORPORATION


                                                                    Page

                            Part I

Item  1.   Business..................................................  3
Item  2.   Properties................................................  7
Item  3.   Legal Proceedings.........................................  7

                            Part II

Item  5.   Market for Registrant's Common Equity and Related
            Stockholder Matters......................................  8
Item  7.   Management's Narrative Analysis of the Results of
            Operations...............................................  8
Item  7A.  Quantitative and Qualitative Disclosures About Market
            Risk..................................................... 12
Item  8.   Financial Statements and Supplementary Data............... 13
Item  9.   Disagreements on Accounting and Financial Disclosure...... 34

                            Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.............................................. 34

                            PART I

Item 1.  Business.


GENERAL

    Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, Texas Gas) are wholly owned by Williams Gas Pipeline Company (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

   Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas' direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.


TRANSPORTATION AND SALES

    At December 31, 1999, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 billion cubic feet
(Bcf)  of  gas  per  day, was composed of approximately  5,900 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea-level-rated capacity totaling approximately 555,000 horsepower.

    Texas Gas owns and operates natural gas storage reservoirs in 10 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of Texas Gas' certificated storage fields is approximately 177 Bcf of gas. Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "no-notice" transportation service, which allows Texas Gas' customers to temporarily draw from Texas Gas' storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

    In 1999, Texas Gas transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by Texas Gas. Gas was transported for 98 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 18 industrial customers  located  along  the  system.  At December 31, 1999,

Texas Gas had transportation contracts with approximately 570 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of Texas Gas in 1999, ProLiance Energy, LLC (ProLiance) accounted for approximately
13.4 percent of total operating revenue. No other customer accounted for more than 10 percent of total operating revenue in 1999. ProLiance is co-owned by Indiana Energy, Inc., who will merge with SIGCORP, Inc. on March 31, 2000 to create Vectren Corporation. SIGCORP, Inc. is the parent company of two of Texas Gas' firm transportation customers, Southern Indiana Gas and Electric Company (SIGECO) and SIGCORP Energy Services (SIGCORP Energy). Indiana Energy, Inc. also has announced its intention to acquire the natural gas business of DPL, Inc., who is the parent company of another of Texas Gas' firm transportation customers, Dayton Power and Light Company (Dayton). Collectively, ProLiance, SIGECO, SIGCORP Energy and Dayton accounted for approximately 18.7 percent of Texas Gas' total operating revenue in 1999. Texas Gas' firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas' business. Additionally, Texas Gas offers interruptible transportation and storage services under agreements that are generally short-term.


OPERATING STATISTICS

    The following table summarizes Texas Gas' total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                      For the Year Ended December 31,
                                         1999      1998      1997

Transportation Volumes                  749.6     752.4     773.6
Average Daily Transportation Volumes      2.1       2.1       2.1
Average Daily Firm Reserved Capacity      2.2       2.2       2.2


REGULATORY MATTERS

    Texas Gas is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 (Natural Gas Act) and under the Natural Gas Policy Act of 1978
(NGPA), and as such, its rates and charges for transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities, and its accounting, among other things, are subject to regulation. As necessary, Texas Gas files with the FERC changes in its transportation and storage rates and charges designed to allow it to recover fully its costs of providing service to its interstate system customers, including a reasonable rate of return.

    Texas Gas is also subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission facilities.

Regulatory Matters

   Texas Gas' rates are established primarily through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of Texas Gas' capital structure, and (3) volume throughput assumptions. The allowed rate of return is determined by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability.

    On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. In March 1998, Texas Gas filed an offer of settlement. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Refunds representing the difference between collected rates and the settlement rates, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its pending rate case issues.

    For discussion of other regulatory matters affecting Texas
Gas, see Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.

Environmental Matters

    Texas Gas is subject to extensive federal, state and local environmental laws and regulations, which affect Texas Gas' operations, related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.


COMPETITION

    The FERC continues to regulate interstate natural gas pipeline companies pursuant to the Natural Gas Act and the NGPA. However, competition has led to a buyers' market in the natural gas industry for both the commodity and pipeline capacity. This market is characterized by a shifting customer base from local distribution companies to marketers and producers and an increased reliance by customers on capacity obtained through the release market. Low growth in demand, excess supply, and an over-abundance of annual pipeline capacity have all contributed to the current situation. In addition, future load growth is expected to occur primarily in price-sensitive markets, such as electric power generation, which will limit gas price increases to the price of competing fuels. This problem is compounded by the fact that large volumes of natural gas reserves found in western Canada, previously confined to low growth, competitive areas of North America, are now being delivered to the Chicago, Illinois area and the Northeast portion of the United States where there is already adequate pipeline capacity and growing supply access due to increased drilling activity in the Gulf of Mexico states.

   When restructured tariffs became effective under FERC Order 636 in 1993, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. Texas Gas is continuing to work diligently to replace any and all markets made available by capacity turnback, as well as to pursue new markets. During 1999, Texas Gas remarketed all capacity that was turned back without significant discounting and expects to either renegotiate or otherwise remarket all of the capacity subject to turnback in 2000. Texas Gas anticipates that it will continue to be able to remarket all future capacity subject to turnback, although competition may cause the remarketed capacity to be sold at lower margins.

    In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the regulation of short-term transportation services and a Notice of Inquiry (NOI) addressing long-term transportation services. The scope of the inquiry initiated by these two proceedings and the potential policy implications are unprecedented in the history of natural gas regulation. It is likely that, when finalized and implemented, these changes will materially affect the pipeline business. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.


OWNERSHIP OF PROPERTY

    Texas Gas' pipeline system is owned in fee, with certain portions, such as the offshore areas, being held jointly with third parties. However, a substantial portion of Texas Gas' system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across property owned by others. The majority of Texas Gas' compressor stations, with appurtenant facilities, are located in whole or in part on lands owned in fee by Texas Gas, with a few sites held under long-term leases or permits issued or approved by public authorities. Storage facilities are either owned or contracted for under long-term leases.


EMPLOYEE RELATIONS

    Texas Gas had 832 employees as of December 31, 1999. Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period. The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 145 of Texas Gas' 346 field operating employees. The current collective bargaining agreement between Texas Gas and Local 187 expires on April 30, 2001.

    Texas Gas has a non-contributory, defined benefit pension plan and various other plans which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors who are full-time employees may participate in these plans.



FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

    As required by such Act, Texas Gas hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Texas Gas in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, availability and cost of capital, changes in laws and regulations to which Texas Gas is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Texas Gas or which may be brought against Texas Gas and the effect of changes in accounting policies; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters discussed herein; (iii) risks and uncertainties related to the ability to develop expanded markets and product offerings as well as maintain existing markets; and (iv) risks and uncertainties related to Texas Gas' ability to control costs. In addition, future utilization of pipeline capacity could depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions, among other things. Further, gas prices which indirectly impact transportation and operating profits may fluctuate in unpredictable ways.


Item 2.  Properties.

   See "Item 1.  Business."

Item 3.  Legal Proceedings.

    For a discussion of Texas Gas' current legal proceedings, see Note C of Notes to Consolidated Financial Statements contained in Item 8 hereof.


                            PART II


Item  5.    Market for Registrant's Common Equity and  Related
            Stockholder Matters.

   (a) and (b) As of December 31, 1999, all of the outstanding shares of Texas Gas' common stock are owned by WGP, a wholly owned subsidiary of Williams. Texas Gas' common stock is not publicly traded and there exists no market for such common stock.


Item  7.    Management's Narrative Analysis of the Results  of
            Operations.

Introduction

    Property, plant and equipment at December 31, 1999, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' 1995 and prior acquisitions. This amount is being amortized over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

Effect of Inflation

    Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Texas Gas' property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Texas Gas believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit Texas Gas' ability to price services or products based upon inflation's effect on costs.

Year 2000 Compliance

    Texas Gas and Williams encountered only minor problems associated with the date change from 1999 to 2000, and it experienced no business disruptions. The total cost of Texas Gas' project to prepare for the year 2000 date change was $0.7 million, all of which was charged to expense. Texas Gas believes that limited and insignificant continued exposure to year 2000 complications remains.

    Williams, including Texas Gas, initiated its enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focused on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project were awareness, inventory and assessment, renovation and replacement, testing and validation and contingency planning. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5)
unnecessary. Categories 1 through 3 were designated as critical and were the major focus of this project. Texas Gas initiated a formal communications process with other companies with which it conducted business in 1998 to determine the extent to which those companies were addressing year 2000 compliance. Texas Gas has also worked directly with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Texas Gas. Significant focus on the contingency plan phase of the project took place in 1999. Contingency plans were developed for critical business processes, critical business partners, and suppliers. Renovation/replacement and testing/validation of critical systems was completed by December 31, 1999. Over the December 31, 1999 to January 4, 2000 weekend, an extensive system-monitoring plan was in place with regular reporting of results. Texas Gas utilized internal resources (consisting of a core group of 20 people) to complete the year 2000 compliance project.

   The future costs for monitoring and problem resolution will be expensed and are expected not to exceed $50,000. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

  The preceding discussion contains forward-looking statements including, without limitation, statements relating to Texas Gas' expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, management's assumptions about the final impact on Texas Gas and the total costs to Texas Gas of the year 2000 compliance issue are based upon the assumption that there will not be a significant future impact resulting from, for example, problems caused by customers or suppliers that have not yet been fully recognized, or problems with billing, payroll, or financial closing at the quarters or year end. However, there can be no guarantee that these assumptions are correct.

               Financial Analysis of Operations

1999 Compared to 1998

    Operating income was $11.1 million higher for the year ended December 31, 1999, than for 1998. The increase in operating income was due primarily to $7.4 million from the settlement of regulatory and rate issues related to its RP97-344 rate case. Operating income also increased due to recognition of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 GSR reconciliation filing with the FERC and lower operation and maintenance expense, partially offset by a first quarter 1998 adjustment to estimated GSR costs of $2.0 million. Compared to 1998, net income was $7.4 million higher for the same reasons.

     Operating revenues decreased $14.1 million primarily attributable to lower gas sales and discounting of transportation rates, partially offset by the recognition of deferred revenues and reserve adjustments discussed above. Texas Gas' gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by Texas Gas' gas marketing affiliate, Williams Energy Services Company, as exclusive agent for Texas Gas. Although the sales and purchase commitments remain in Texas Gas' name, management of the commitments and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no impact on Texas Gas' results of operations. System deliveries were
749.6 trillion British thermal units (TBtu) and 752.4 TBtu for the years ended December 31, 1999 and 1998, respectively.

    Operating costs and expenses decreased $25.2 million primarily attributable to lower costs of gas sold; lower costs of gas transportation, primarily due to termination of contracts for transportation by others and a 1998 adjustment to GSR costs discussed above; and lower operation and maintenance expenses, primarily due to higher capitalization of costs and operating efficiencies.

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

      Operating revenues decreased $31.6 million primarily attributable to lower gas sales, lower transportation costs charged to Texas Gas by others and passed through to customers as provided in Texas Gas' rates, and the effect of favorable resolutions in 1997 of certain contractual issues, partially offset by higher revenues related to new services and higher cost recovery due to the current rate case. Total deliveries were 752.4 TBtu and 773.6 TBtu for the year ended December 31, 1998 and 1997, respectively, which also contributed to lower revenues.

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

    As of December 31, 1999, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

    As of December 31, 1999, Texas Gas was a participant in Williams' cash management program. The advances due Texas Gas by Williams were represented by demand notes. Effective February 1, 2000, Texas Gas began participating in WGP's cash management program. The advances due Texas Gas by WGP are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

    In May 1995, Texas Gas entered into a program with a bank to sell up to $35 million of trade receivables with limited recourse. As of December 31, 1999 and 1998, $21.9 million and $19.6 million, respectively, of such receivables were sold.

    Texas  Gas'  capital  expenditures  for  the  years  ended
December  31,  1999  and 1998, were $65.1  million  and  $60.8
million,   respectively.    Texas   Gas'   budgeted    capital
expenditures for 2000 are $86.1 million.

    Texas Gas' debt as a percentage of total capitalization at December 31, 1999 and 1998, was 27.5% and 28.4%, respectively.

    On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. In March 1998, Texas Gas filed an offer of settlement. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998.

Refunds representing the difference between collected rates and the settlement rates, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its pending rate case issues.


Item  7A.   Quantitative  and  Qualitative  Disclosures  About
            Market Risk.

    Texas Gas' market risk is limited to its long-term debt. All interest on long-term debt is fixed in nature. Total long-term debt at December 31, 1999, had a carrying value of $250.9 million and a fair value of $247.1 million. The weighted-average interest rate of Texas Gas' long-term debt is 8.08%. Texas Gas' 8 5/8% and 7 1/4% long-term debt issues mature in 2004 and 2027, respectively.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF INDEPENDENT AUDITORS

Board of Directors
Texas Gas Transmission Corporation

    We have audited the accompanying consolidated balance sheets of Texas Gas Transmission Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and paid-in capital and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Gas Transmission Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000

               TEXAS GAS TRANSMISSION CORPORATION

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)


                                           December 31,    December 31,
     ASSETS                                   1999            1998
Current Assets:
 Cash and cash equivalents                 $      266      $      201
 Receivables:
   Trade                                        7,011           8,493
   Affiliates                                   1,056           1,049
    Other                                         219             702
 Gas receivables:
   Transportation and exchange                  1,300           2,794
   Storage                                         93              13
 Advances to affiliates                        73,765          82,755
 Inventories                                   15,627          15,341
 Deferred income taxes                         10,992          14,496
 Costs recoverable from customers              13,714          10,085
 Gas stored underground                        10,409          10,409
 Other                                          1,483           1,676
   Total current assets                       135,935         148,014

Investments, at cost                              367             340

Property, Plant and Equipment, at cost:
 Natural gas transmission plant               960,208         918,747
 Other natural gas plant                      149,602         150,512
                                            1,109,810       1,069,259
   Less - Accumulated depreciation and
     amortization                             146,245         128,759
     Property, plant and equipment, net       963,565         940,500

Other Assets:
 Gas stored underground                       111,042         113,468
 Costs recoverable from customers              48,482          52,358
 Other                                         38,313          38,991
       Total other assets                     197,837         204,817

   Total Assets                            $1,297,704      $1,293,671

         The accompanying notes are an integral part of these consolidated financial statements.

              TEXAS GAS TRANSMISSION CORPORATION

                  CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)


                                           December 31,    December 31,
                                              1999            1998
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Payables:
   Trade                                   $    3,160       $    3,016
   Affiliates                                  10,071           17,828
   Other                                        5,633            7,026
 Gas payables:
   Transportation and exchange                 15,387           12,764
   Storage                                     13,453           13,010
 Accrued taxes                                 21,964           22,752
 Accrued interest                               6,557            6,557
 Accrued payroll and employee benefits         37,734           35,770
 Other accrued liabilities                     11,661           12,483
 Reserve for regulatory and rate matters         -              20,150
     Total current liabilities                125,620          151,356

Long-Term Debt                                250,860          251,160

Other Liabilities and Deferred Credits:
 Deferred income taxes                        168,824          156,253
 Postretirement benefits other than pensions   38,505           41,392
 Other                                         52,255           60,213
     Total other liabilities and deferred
       credits                                259,584          257,858

Contingent Liabilities and Commitments

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000
   shares authorized, issued and outstanding        1                1
 Premium on capital stock and other
   paid-in capital                            627,046          627,046
 Retained earnings                             34,593            6,250
     Total stockholder's equity               661,640          633,297

     Total Liabilities and Stockholder's
       Equity                              $1,297,704       $1,293,671

         The accompanying notes are an integral part of these consolidated financial statements.

              TEXAS GAS TRANSMISSION CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)

                                        For the Year Ended December 31,
                                        1999         1998         1997
Operating Revenues:
 Gas transportation                   $267,030     $269,457     $291,209
 Gas sales                                 552       13,537       25,413
 Gas Storage                             3,798        2,338          514
 Other                                   1,274        1,454        1,201
   Total operating revenues            272,654      286,786      318,337

Operating Costs and Expenses:
 Cost of gas transportation              8,748       14,321       31,314
 Cost of gas sold                          544       13,359       25,454
 Operation and maintenance              48,310       54,771       58,020
 Administrative and general             54,875       56,520       61,871
 Depreciation and amortization          43,226       42,764       42,538
 Taxes other than income taxes          15,427       14,626       15,019
   Total operating costs and expenses  171,130      196,361      234,216

Operating Income                       101,524       90,425       84,121

Other (Income) Deductions:
 Interest expense                       19,802       21,226       20,026
 Interest income                        (3,807)      (4,956)      (7,220)
 Miscellaneous other income, net          (521)        (224)        (274)
   Total other deductions               15,474       16,046       12,532

Income Before Income Taxes              86,050       74,379       71,589

Provision for Income Taxes              33,707       29,472       28,370

Net Income                            $ 52,343     $ 44,907     $ 43,219


         The accompanying notes are an integral part of these consolidated financial statements.

              TEXAS GAS TRANSMISSION CORPORATION

         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND PAID-IN CAPITAL
                     (Thousands of Dollars)

                                               Retained       Paid-in
                                               Earnings       Capital
Balance, December 31, 1996                     $  6,733       $678,146

Add (deduct):
   Net income                                    43,219           -
   Dividends on common stock
    and returns of capital                      (43,609)       (42,100)

Balance, December 31, 1997                        6,343        636,046

Add (deduct):
   Net income                                    44,907           -
   Dividends on common stock
    and returns of capital                      (45,000)        (9,000)

Balance, December 31, 1998                        6,250        627,046

Add (deduct):
   Net income                                    52,343           -
   Dividends on common stock                    (24,000)          -

Balance, December 31, 1999                     $ 34,593       $627,046





         The accompanying notes are an integral part of these consolidated financial statements.

              TEXAS GAS TRANSMISSION CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Thousands of Dollars)

                                            For the Year Ended December 31,
                                            1999         1998          1997
OPERATING ACTIVITIES:
 Net income                                $ 52,343     $ 44,907     $ 43,219
 Adjustments to reconcile to cash
  provided from operations:
   Depreciation and amortization             43,226       42,764       42,538
   Provision (benefit) for deferred
    income taxes                             16,075        9,823       (6,408)
   Changes in receivables sold                2,300      (10,000)       5,400
   Changes in receivables                     1,103        4,769       (1,620)
   Changes in inventories                      (286)          45         (450)
   Changes in other current assets           (1,793)         614       10,959
   Changes in accounts payable               (1,249)      (4,581)      (3,242)
   Changes in accrued liabilities           (16,850)      25,706       27,799
   Other, including changes in non-
    current assets and liabilities          (12,990)     (11,727)     (29,534)
      Net cash provided by
       operating activities                  81,879      102,320       88,661

FINANCING ACTIVITIES:
 Proceeds from long-term debt                  -            -          99,031
 Payment of long-term debt                     -            -        (100,000)
 Dividends and returns of capital           (24,000)     (54,000)     (85,709)
 Other, net                                    -              (1)      (8,173)
      Net cash used in
       financing activities                 (24,000)     (54,001)     (94,851)

INVESTING ACTIVITIES:
 Property, plant and equipment:
   Capital expenditures, net of allowance
    for funds used during construction      (65,083)     (60,781)     (74,549)
   Proceeds from sales and salvage values,
    net of costs of removal                  (1,721)         770        2,059
 Advances to affiliates, net                  8,990       10,745       78,644
 Proceeds from sale of long-term
  investments                                  -             913          156
      Net cash (used in) provided by
       investing activities                 (57,814)     (48,353)       6,310

Increase (decrease) in cash and cash
 equivalents                                     65          (34)         120
Cash and cash equivalents at beginning
 of period                                      201          235          115
Cash and cash equivalents at end of period $    266     $    201     $    235

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capitalized)    $ 20,756     $ 19,587     $ 21,806
   Income taxes, net                         18,325       21,903       33,944

     The accompanying notes are an integral part of these consolidated financial statements.

              TEXAS GAS TRANSMISSION CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Corporate Structure and Control, Nature of Operations and
    Basis of Presentation

 Corporate Structure and Control

    Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, Texas Gas) are wholly owned by Williams Gas Pipeline Company (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

 Nature of Operations

   Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas' direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

 Basis of Presentation

    Texas Gas' 1995 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to Texas Gas. Included in property, plant and equipment at December 31, 1999, is an aggregate of approximately $430 million related to amounts in excess of the original cost of the regulated facilities as a result of the Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.


B.  Summary of Significant Accounting Policies

 Revenue Recognition

   Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Texas Gas is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Texas Gas records rate refund liabilities considering Texas Gas and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks (see Note C for a summary of pending rate cases before the FERC).

 Costs Recoverable from/Refundable to Customers

     Texas  Gas  has  various  mechanisms  whereby  rates   or
surcharges are established and revenues are collected and recognized based on estimated costs. Costs incurred over or under approved levels are deferred in anticipation of recovery or refunds through future rate or surcharge adjustments (see Note C for a discussion of Texas Gas' rate matters).

 Property, Plant and Equipment

    Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

 Income Taxes

    Deferred income taxes are computed using the liability method and are provided on all temporary differences between the book basis and the tax basis of Texas Gas' assets and liabilities.

    For federal income tax reporting, Texas Gas is included in the consolidated federal income tax return of Williams. It is Williams' policy to charge or credit Texas Gas with an amount equivalent to its federal income tax expense or benefit as if Texas Gas filed a separate return.

 Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Capitalized Interest

   The allowance for funds used during construction represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for each of the years ended December 31, 1999, 1998 and 1997, was $0.7 million. The allowance for equity funds for the years ended December 31, 1999, 1998 and 1997, was $1.5 million, $1.4 million and $1.6 million, respectively.

 Gas in Storage

    Texas Gas' gas stored underground, which is valued at historical cost, is used for system management, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "no-notice" transportation service, which allows customers to temporarily draw from Texas Gas' gas to be repaid in-kind during the following summer season. In accordance with FERC Order 581, that portion of gas stored underground which exceeded Texas Gas' system management requirements, as approved by the FERC, has been classified as a current asset in the accompanying balance sheets.

 Gas Imbalances

    In the course of providing transportation and storage services to customers, Texas Gas may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as a receivable or payable in the accompanying balance sheets.
Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

 Inventory Valuation

     Materials and supplies inventories are determined using the lower of average-cost or market method.

 Employee Stock-Based Awards

    Williams' employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

 Cash Equivalents

    Texas Gas includes in cash equivalents any short-term highly-liquid investments that have a maturity of three months or less when acquired.

 Common Stock Dividends and Returns of Capital

    Texas Gas charges against paid-in capital that portion of any common dividend declaration which exceeds the retained earnings balance. Such excesses are deemed to be returns of capital.

 Recent Accounting Standards

    The Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for Texas Gas on January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities on the balance sheet and that those instruments be measured at fair value. The effect of this standard on Texas Gas' results of operations and financial position is being evaluated.

    Effective January 1, 1999, Texas Gas adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred. There was no financial impact to Texas Gas' results of operations or financial position from the adoption of SOP 98-5.

 Reclassifications

    Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.


C.  Contingent Liabilities and Commitments

 Regulatory and Rate Matters and Related Litigation

   FERC Order 637

 On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the Notice of Proposed Rulemaking (NOPR) and Notice of Inquiry (NOI). The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

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

   General Rate Issues

    On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund. In March 1998, Texas Gas filed an offer of settlement. Pursuant to the provisions of the settlement, the settlement became effective November 14, 1998, and a filing to implement the settlement was made on November 30, 1998. Refunds representing the difference between collected rates and the settlement rates, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its pending rate case issues.

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

   Environmental Matters

    As of December 31, 1999, Texas Gas had a reserve of approximately $1.5 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

    Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

    Texas  Gas  is also subject to the federal Clean  Air  Act
(CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates facilities in some areas designated as non-attainment for the current ozone standard and is aware that the EPA may designate additional non-attainment areas during 2000 which may potentially impact Texas Gas operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for NOx reductions are estimated to cost in the range of $6 million to $14 million by May 2003 and will be recorded as additions to property, plant and equipment as the facilities are added. If EPA designates additional new non-attainment areas in 2000 which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, new regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated by November 2000 which will require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be November 2003.

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

   Other Legal Issues

    In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the actions filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

   Summary of Contingent Liabilities and Commitments

    While no assurances may be given, Texas Gas does not believe that the ultimate resolution of the foregoing matters, taken as a whole based on advice from counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on Texas Gas' future financial position, results of operations or cash flow requirements.

D.  Income Taxes

    Following  is  a  summary  of  the  provision  for  income taxes  for the years ended December 31, 1999, 1998,  and  1997
(expressed in thousands):

                                            For the Year Ended December 31,
                                            1999         1998          1997
Current provision:
 Federal                                   $15,249      $16,288      $28,637
 State                                       2,383        3,361        6,141
                                            17,632       19,649       34,778
Deferred provision (benefit):
 Federal                                    13,230        8,085       (5,274)
 State                                       2,845        1,738       (1,134)
                                            16,075        9,823       (6,408)
Income tax provision                       $33,707      $29,472      $28,370

   Reconciliations from the income tax provision at the statutory rate to Texas Gas' income tax provision are as follows (expressed in thousands):

                                            For the Year Ended December 31,
                                            1999         1998          1997
Provision at statutory rate                $30,118      $26,033      $25,056
 Increases in taxes resulting from:
   State income taxes                        3,398        3,314        3,255
   Other, net                                  191          125           59
Income tax provision                       $33,707      $29,472      $28,370

    Significant components of deferred tax liabilities and assets as of December 31, 1999 and 1998, are as follows
(expressed in thousands):

                                                         1999          1998
Deferred tax liabilities:
 Costs refundable to customers - fuel                  $  4,438      $  2,507
 Property, plant and equipment:
    Tax over book depreciation, net of gains             72,920        63,721
    Other basis differences                             105,766       104,060
 Other                                                    5,903         5,659
     Total deferred tax liabilities                     189,027       175,947

Deferred tax assets:
 Costs recoverable from customers:
    Gas supply realignment                                  272           266
    Transportation                                          686           272
 Accrued  employee benefits                              14,627        13,150
 Producer  settlement  costs                                563           415
 Reserve for rate refund                                   -            2,690
 Miscellaneous deferrals                                  1,057         3,586
 Gas stored underground - additional tax basis            2,687         2,464
 Debt related items                                       2,936         3,308
 Other                                                    8,367         8,039
     Total deferred tax assets                           31,195        34,190

Net deferred tax liabilities                           $157,832      $141,757


E.  Financing

   At December 31, 1999 and 1998, long-term debt issues were outstanding as follows (expressed in thousands):

                                                         1999          1998
   Debentures:
     7 1/4% due 2027                                   $100,000      $100,000
   Notes:
     8 5/8% due 2004                                    150,000       150,000
                                                        250,000       250,000
   Unamortized debt premium, net                            860         1,160
   Total long-term debt                                $250,860      $251,160

    Texas Gas filed a Form S-3 Registration Statement with the Securities and Exchange Commission on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, Texas Gas sold $100 million of 7 1/4% Debentures due July 15, 2027. The Debentures have no sinking fund requirements and may be called at any time, at Texas Gas' option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption.

    Texas Gas' debentures and notes have restrictive covenants which provide that neither Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.

   Texas Gas is a participant with other Williams subsidiaries in a $1 billion credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.


F.  Employee Benefit Plans

 Retirement Plan

   Substantially all of Texas Gas' employees are covered under a non-contributory, defined benefit retirement plan (Retirement Plan) offered by Texas Gas. Texas Gas' general funding policy is to contribute amounts deductible for federal income tax purposes. Due to its fully funded status, Texas Gas has not been required to fund the Retirement Plan since 1986.

   In connection with a 1998 restructuring of Texas Gas' field operations area, Texas Gas offered a special voluntary retirement program with enhanced benefits. The program was offered to all field employees who had five or more years of service and were age 50 on or before June 30, 1998. There were 85 employees who elected to retire, effective July 1, 1998, under this special retirement program.

    The following table presents the changes in benefit obligations and plan assets for pension benefits for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Balance Sheet at December 31 of each year indicated.

                                                         1999          1998
Change in benefit obligation:
 Benefit obligation at beginning of year               $ 75,514      $ 68,714
 Service cost                                             3,955         4,133
 Interest cost                                            5,624         6,097
 Amendments                                               5,607       (16,414)
 Settlement/curtailment gain                               -          (23,738)
 Special termination benefit cost                          -           16,660
 Actuarial (gain) loss                                  (18,372)       48,170
 Benefits paid                                           (1,082)      (28,108)
   Benefit obligation at end of year                     71,246        75,514
Change in plan assets:
 Fair value of plan assets at beginning of year         120,202       132,262
 Actual return on plan assets                            23,490        16,048
 Benefits paid                                           (1,082)       (1,744)
 Settlement benefits paid                                  -          (26,364)
    Fair value of plan assets at end of year            142,610       120,202
Funded status                                            71,364        44,688
Unrecognized net actuarial gain                         (34,216)       (3,497)
Unrecognized prior service credit                        (9,415)      (16,325)
Prepaid benefit cost                                   $ 27,733      $ 24,866

   Prepaid pension costs related to the Retirement Plan have been classified as other assets in the accompanying balance sheets.

   Net pension benefit expense consists of the following:

                                            For the Year Ended December 31,
                                            1999         1998          1997
Components of net periodic pension expense:
   Service cost                            $  3,955     $  4,133     $  3,016
   Interest cost                              5,624        6,097        4,646
   Expected return on plan assets           (11,143)     (12,081)     (11,580)
   Amortization  of prior service credit     (1,303)      (1,251)         (95)
   Recognized net actuarial gain               -             (31)      (2,176)
   Settlement/curtailment gain                 -         (23,811)        -
   Special termination benefit cost            -          16,660         -
   Regulatory asset accrual                   2,867       10,284        6,189

     Net periodic pension expense          $   -        $   -        $   -

   The following are the weighted-average assumptions utilized as of December 31 of the year indicated.

                                            1999         1998          1997

    Discount  rate                           8.00%        7.00%         7.25%
    Expected return on plan assets          10.00%       10.00%        10.00%
    Rate of compensation increase            5.00%        5.00%         5.00%

    Texas Gas recognizes expense concurrent with the recovery in rates. Since Texas Gas' Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates.

 Postretirement Benefits Other than Pensions

    Texas Gas is a participant in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Texas Gas made contributions to the Williams' postretirement health care plan of $6.2 million in 1999, $4.5 million in 1998 and $10.3 million in 1997. The settlement of Texas Gas' latest rate case with the FERC (Docket No. RP97-344) allows recovery of $5.9 million annually, including amortization of previously deferred postretirement benefit costs. Net postretirement benefit expense related to Texas Gas' participation in the Williams' plan is $5.8 million for 1999, $5.0 million for 1998 and $10.7 million for 1997, including $3.0 million, $1.9 million and $8.5 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for
Postretirement  Benefits  Other  Than  Pensions,"  which   was
recognized at the date of acquisition by Williams. The regulatory asset balance as of December 31, 1999 and 1998 was $40.9 million and $43.9 million, respectively. This asset is being amortized concurrent with the recovery of these costs through rates. Based on the 1999 level of amortization, the regulatory asset balance should be recovered through rates in approximately 14 years.

 Other

    Texas Gas maintains various defined contribution plans covering substantially all employees. Texas Gas' costs related to these plans were $2.7 million in 1999, $2.8 million in 1998 and $2.6 million in 1997.

G.  Financial Instruments

    The  following methods and assumptions were used by  Texas
Gas in estimating its fair-value disclosures for financial instruments:

 Cash and Advances to Affiliates: For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. As discussed in Note H, advances to affiliates, which are represented by demand notes payable, earn a variable rate of interest which is adjusted regularly to reflect current market conditions.

 Long-Term Debt: All of Texas Gas' long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 1999 and 1998.

   The carrying amount and estimated fair values of Texas Gas' financial instruments as of December 31, 1999 and 1998, are as follows (expressed in thousands):

                                         Carrying              Fair
                                          Amount               Value
                                      1999      1998       1999      1998
   Financial Assets:
     Cash and advances to affiliates $ 74,031  $ 82,956   $ 74,031  $ 82,956
   Financial Liabilities:
     Long-term debt                   250,860   251,160    247,130   270,628

 Sale of Receivables

     Texas Gas sells, with limited recourse, certain receivables. The limit under the revolving receivables facility was $35 million at December 31, 1999 and 1998. At December 31, 1999 and 1998, $21.9 million and $19.6 million, respectively, of such receivables had been sold. Based on amounts outstanding at December 31, 1999, the maximum contractual credit loss under these arrangements is approximately $3.6 million, but the likelihood of loss is remote.

 Significant Group Concentrations of Credit Risk

    Texas Gas' trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the Midwestern United States. Texas Gas' credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

H.  Transactions with Major Customers and Affiliates

 Major Customers

    Texas Gas' only major customer for 1999, 1998 and 1997 was ProLiance Energy, LLC. Revenues received from ProLiance Energy, LLC were $36.5 million, $39.9 million, and $39.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, portions of which were included in the refund reserves discussed in Note C.

 Related Parties

     As a subsidiary of Williams, Texas Gas engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. As of December 31, 1999, Texas Gas was a participant in Williams' cash management program. The advances due Texas Gas by Williams were represented by demand notes payable. Effective February 1, 2000, Texas Gas began participating in WGP's cash management program. The advances due Texas Gas by WGP are represented by demand notes payable. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower. Net interest income on advances to or from affiliated companies was $3.7 million, $4.8 million and $7.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $6.7 million, $5.2 million and $5.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Management considers the cost of these services reasonable.

    Texas Gas has contracted with a gas marketing affiliate to be Texas Gas' agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations. Sales and purchases under this agreement do not impact Texas Gas' results of operations.

    Included  in Texas Gas' gas sales revenues for  the  years ended December 31, 1999, 1998 and 1997, is $0.6 million,  $0.9 million and $5.7 million, respectively, applicable to gas sales to Texas Gas' gas marketing affiliates.

    Included in Texas Gas' gas transportation revenues for the years  ended  December 31, 1999, 1998 and  1997,  are  amounts
applicable   to  transportation  for  affiliates  as   follows
(expressed in thousands):

                                        For the Year Ended December 31,
                                        1999         1998         1997
   Williams Energy Services Company     $  1,592     $  1,990     $  3,183
   Transcontinental Gas Pipe Line
     Corporation                           3,996        4,097        4,305
                                        $  5,588     $  6,087     $  7,488

   Included in Texas Gas' cost of gas sold for the years ended December 31, 1998 and 1997, is $12.4 million and $19.7 million, respectively, applicable to gas purchases from Texas Gas' gas marketing affiliate. Texas Gas did not make gas purchases from its gas marketing affiliate in 1999.


I.  Stock-Based Compensation

   Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three or five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Texas Gas was $50.3 million for 1999, $43.7 million for 1998 and $42.0 million for 1997. Reported net income was $52.3 million, $44.9 million and $43.2 million for 1999, 1998 and 1997. Pro forma amounts for 1999, 1998 and 1997 include the remaining total compensation expense from the awards made in the prior year, as these awards fully vested in 1999, 1998 and 1997, respectively, as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

   A summary of stock options granted under the plans is shown in the following table:

                                             1999         1998         1997

   Stock options granted                    248,821      163,489      348,322
   Stock options outstanding              1,455,808    1,397,913    1,343,949
   Stock options exercisable              1,379,608    1,234,424      996,627
   Weighted average grant date fair value    $11.90        $8.19        $5.98

    The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 28 percent (25 percent in 1998 and 23 percent in 1997); risk-free interest rate of 5.6 percent (5.3 percent in 1998 and 6.1 percent in 1997); and a dividend yield of 1.5 percent (2.0 percent in 1998 and 2.4 percent in 1997).

J.  Quarterly Information (Unaudited)

   The following summarizes selected quarterly financial data for 1999 and 1998 (expressed in thousands):

                                                    1999
                                   First     Second      Third      Fourth
                                  Quarter    Quarter    Quarter     Quarter
Operating revenues               $ 88,368   $ 51,973   $ 52,402    $ 79,911
Operating expenses                 42,132     40,894     39,296      48,808
  Operating income                 46,236     11,079     13,106 1/   31,103
Interest expense                    4,875      4,958      5,060       4,909
Other income, net                    (976)    (1,026)    (1,246)     (1,080)
Income before income taxes         42,337      7,147      9,292      27,274
Provision for income taxes         16,844      2,859      3,429      10,575

Net income                       $ 25,493   $  4,288   $  5,863    $ 16,699


                                                    1998
                                   First     Second      Third      Fourth
                                  Quarter    Quarter    Quarter     Quarter

Operating revenues               $ 91,789   $ 60,371   $ 53,299    $ 81,327
Operating expenses                 49,960     50,615     46,208      49,578
  Operating income                 41,829      9,756      7,091      31,749
Interest expense                    5,296      5,283      5,238       5,409
Other income, net                  (1,135)    (1,541)    (1,556)       (948)
Income before income taxes         37,668      6,014      3,409      27,288
Provision for income taxes         14,981      2,389      1,368      10,734

Net income                       $ 22,687   $  3,625   $  2,041    $ 16,554

___________________

1/ Includes $7.4 million from the settlement of regulatory and rate issues related to Texas Gas' RP97-344 rate case.

    Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher income in the first and fourth quarters as compared to the second and third quarters.

Item 9.  Disagreements on Accounting and Financial Disclosure.

   Not Applicable.


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

   Included in Item 8, Part II of this Report

     Report of Independent Auditors on Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1999 and 1998

     Consolidated Statements of Income for the years ended
       December 31, 1999, 1998, and 1997

     Consolidated Statements of Retained Earnings and Paid-In
       Capital for the years ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998, and 1997

     Notes to Consolidated Financial Statements

   Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

 (a) 3.  Exhibits

         3.1 Copy of Certificate of Incorporation of the Corporation (Incorporated by reference to Exhibit 3.1 of the 1998 Form 10-K - File No. 1-4169).

         3.2 Copy of Bylaws of the Corporation (incorporated by reference to Exhibit 3.2 of the 1995 Form 10-K - File No. 1-4169).

         4.1 Indenture dated July 15, 1997, between Texas Gas and The Bank of New York relating to 7 1/4% Debentures, due 2027 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-27359, dated May 16, 1997).

         4.2 Indenture dated April 11, 1994, securing 8 5/8% Notes due April 1, 2004 (incorporated by reference to Form 8-K dated April 13, 1994 - File No. 1-4169).

         *23   Consent of Independent Auditors.

         *24.1 Power of Attorney together with certified resolution.

         *27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the year ended December 31, 1999.

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

Dated:     March 20, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Cuba Wadlington *                President and Chief Executive Officer
    Cuba Wadlington                  (Principal Executive Officer)

/s/ Nick A. Bacile *                 Vice President and Chief Financial Officer
    Nick A. Bacile                   (Principal Executive Officer)

/s/ Keith E. Bailey *                Director
    Keith E. Bailey

/s/ David L.  Young *                Director
    David L. Young




*By:  /s/ S. W. Harris
          S. W. Harris
         Attorney-in-fact

Dated:   March 20, 2000