Form 10-Q
period 2000-03-31
TEXAS GAS TRANSMISSION CORP
filed 2000-05-12
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                          FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ___________

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

 Registrant's telephone number, including area code: (270)926-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of May 10, 2000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS



                                                                        Page

                 Part I.  Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets..................................    3

        Consolidated Statements of Income............................    5

        Consolidated Statements of Cash Flows........................    6

        Condensed Notes to Consolidated Financial Statements.........    7

Item 2. Management's Narrative Analysis of the Results of Operation..   11


                   Part II.  Other Information

Item 6.Exhibits and Reports on Form 8-K..............................   13

Signature............................................................   14






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 1999 Annual Report on Form 10-K.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                          March 31,      December 31,
                    ASSETS                 2000             1999
Current Assets:
 Cash and cash equivalents               $       179     $       266
 Receivables:
   Trade                                       4,103           7,011
   Affiliates                                  1,989           1,056
   Other                                         265             219
 Gas Receivables:
   Transportation and exchange                 1,238           1,300
   Storage                                     8,177              93
 Advances to affiliates                      102,997          73,765
 Inventories                                  15,912          15,627
 Deferred income taxes                         9,920          10,992
 Costs recoverable from customers             13,964          13,714
 Gas stored underground                        5,600          10,409
 Other                                           883           1,483
   Total current assets                      165,227         135,935

Investments, at cost                             373             367

Property, Plant and Equipment, at cost:
 Natural gas transmission plant              961,766         960,208
 Other natural gas plant                     152,242         149,602
                                           1,114,008       1,109,810
 Less - Accumulated depreciation and
       amortization                          149,778         146,245
   Property, plant and equipment, net        964,230         963,565

Other Assets:
 Gas stored underground                       81,819         110,961
 Costs recoverable from customers             47,887          48,482
 Other                                        38,492          38,394
   Total other assets                        168,198         197,837

   Total Assets                          $ 1,298,028     $ 1,297,704


The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            March 31,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY         2000             1999

Current Liabilities:
 Payables:
   Trade                                         $       653  $     3,160
   Affiliates                                         36,802       10,071
   Other                                               5,476        5,633
 Gas Payables:
   Transportation and exchange                         3,488       15,387
   Storage                                               352       13,453
 Accrued taxes                                        24,183       21,964
 Accrued interest                                      1,510        6,557
 Accrued payroll and employee benefits                32,304       37,734
 Other accrued liabilities                            14,367       11,661
   Total current liabilities                         119,135      125,620

Long-Term Debt                                       250,781      250,860

Other Liabilities and Deferred Credits:
 Deferred income taxes                               172,369      168,824
 Postretirement benefits other than pensions          37,753       38,505
 Other                                                53,174       52,255
   Total other liabilities and deferred credits      263,296      259,584

Contingent Liabilities and Commitments                  -            -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                      1            1
 Premium on capital stock and other paid-in
   capital                                           627,046      627,046
 Retained earnings                                    37,769       34,593
   Total stockholder's equity                        664,816      661,640

   Total Liabilities and Stockholder's Equity    $ 1,298,028  $ 1,297,704

The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                            Three Months Ended March 31,
                                              2000               1999
Operating Revenues:
 Gas transportation                               $ 84,363     $ 87,391
 Gas storage                                           724          656
 Other                                               1,119          321
   Total operating revenues                         86,206       88,368

Operating Costs and Expenses:
 Cost of gas transportation                            156        1,759
 Operation and maintenance                          11,065       11,634
 General and administrative                         14,788       13,417
 Depreciation and amortization                      11,382       11,033
 Taxes other than income taxes                       4,177        4,289
   Total operating costs and expenses               41,568       42,132

Operating Income                                    44,638       46,236

Other (Income) Deductions:
 Interest expense                                    4,976        4,875
 Interest income                                    (1,506)      (1,036)
 Miscellaneous other deductions                         84           60
   Total other deductions                            3,554        3,899

Income Before Income Taxes                          41,084       42,337

Provision for Income Taxes                          15,908       16,844

Net Income                                        $ 25,176     $ 25,493

The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

(CAPTION>


                                          Three Months Ended March 31,
                                             2000              1999

OPERATING ACTIVITIES:
 Net income                                         $ 25,176     $ 25,493
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and amortization                      11,382       11,033
   Provision for deferred income taxes                 4,617        4,370
   Changes in receivables sold                          (100)        (900)
   Changes in receivables                             (5,060)      (4,602)
   Changes in inventories                               (285)        (368)
   Changes in other current assets                     5,159         (294)
   Changes in payables                               (12,361)      (9,077)
   Changes in accrued liabilities                    (20,855)     (32,824)
   Other, including changes in noncurrent
      assets and liabilities                          28,066       11,507
         Net cash provided by operating activities    35,739        4,338

FINANCING ACTIVITIES:
 Dividends and returns of capital                        -        (15,000)
      Net cash used in financing activities              -        (15,000)

INVESTING ACTIVITIES:
  Property, plant and equipment:
   Capital expenditures, net of allowance
      for funds used during construction              (6,600)      (8,769)
   Proceeds from sales and salvage values,
      net of costs of removal                              6       (2,069)
  Advances to affiliates, net                        (29,232)      21,622
      Net cash used in investing activities          (35,826)      10,784

Increase (decrease) in cash and cash equivalents         (87)         122

Cash and cash equivalents at beginning of period         266          201

Cash and cash equivalents at end of period          $    179     $    323

The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A.  Corporate Structure and Control and Basis of Presentation

    Corporate Structure and Control

       Texas Gas Transmission Corporation and its wholly owned subsidiary, TGT Enterprises, Inc., (collectively, Texas Gas) is wholly owned by Williams Gas Pipeline Company (WGP), which is a
wholly owned   subsidiary  of  The  Williams  Companies,   Inc.
(Williams).

    Basis of Presentation

       The consolidated financial statements have been prepared from
the  books  and  records  of Texas Gas  without  audit.   Certain
information   and  footnote  disclosures  normally  included   in
consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted.    The  accompanying  unaudited  consolidated  financial
statements include all adjustments, consisting of only normal operating adjustments, which, in the opinion of Texas Gas'
management,  are  necessary  to  present  fairly  its   financial
position at March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1999 Annual Report on Form 10-K.

   Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

    Seasonal Variation

       Operating income may vary by quarter. Based on its current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

B.  Contingent Liabilities and Commitments

    Regulatory and Rate Matters and Related Litigation

       FERC Order 637

       On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

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

    General Rate Issues

    On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which will be effective November 1, 2000, subject
to  refund.   This  new  rate case reflects  a  requested  annual
revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes
in   this   new   rate  case  to  implement  value-based,   term-
differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637.

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

    In June 1999, Texas Gas filed to recover approximately $1.3 million (75%) of such costs pursuant to the provisions of FERC Order 528. The FERC approved the filing, subject to conditions, which allows for a surcharge on all mainline throughput beginning July 1, 1999, to run through a twelve-month period. Texas Gas has provided reserves for the estimated settlement costs of other royalty claims and litigation.

    Environmental Matters

    As of March 31, 2000, Texas Gas had a reserve of approximately $1.5 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is
continuing   to   conduct  environmental   assessments   and   is
implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

    Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the U.S. Environmental Protection Agency or other governmental authorities, and other factors.

    Other Legal Issues

    In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the actions filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints, filed by various defendants including Williams, are pending.

    Summary of Contingent Liabilities and Commitments

    While no assurances may be given, Texas Gas does not believe that the ultimate resolution of the foregoing matters taken as a whole, based on advice from counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on Texas Gas' future financial position, results of operations or cash flow requirements.

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

Item 2. Management's Narrative Analysis of the Results of Operations (Filed Pursuant to General Instruction H)


                Financial Analysis of Operations
          Three Months Ended March 31, 2000 Compared to
                Three Months Ended March 31, 1999

    Operating income was $1.6 million lower for the three months ended March 31, 2000, than for the three months ended March 31, 1999. The decrease in operating income was due primarily to 1999 recognition of $3.0 million of deferred revenues associated with a January 1999 GSR reconciliation filing with the FERC and $1.4 million of increased general and administrative costs related to the 2000 consolidation of Texas Gas' office operations with Williams Gas Pipeline Central. Decreases to operating income were partially offset by a $1.6 million reduction in the cost of gas transportation and a $0.8 million increase in other revenues.

    Operating revenues decreased $2.2 million primarily attributable to the 1999 GSR adjustment discussed above and to a lesser extent lower throughput. Other revenues increased by $0.8 million primarily due to higher processing revenues resulting from higher energy prices. Total deliveries were 218.9 Tbtu and
235.9 Tbtu for the first quarter of 2000 and 1999, respectively.

    Operating costs and expenses decreased $0.6 million primarily attributable to $1.6 million reduction in the cost of gas transportation partially offset by $1.4 million relating to the office consolidation discussed above.

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

    Texas Gas is a participant with other Williams' subsidiaries in a $1 billion credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated
companies.   Interest rates vary with current market  conditions.
To date, Texas Gas has no amounts outstanding under this facility.

    As of March 31, 2000, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

    Effective February 1, 2000, Texas Gas began participating in WGP's cash management program. The advances due Texas Gas by WGP
are   represented  by  demand  notes.   The  interest   rate   on
intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the
current  Standard  and Poor's Rating of the Borrower.   Prior  to
February 1, Texas Gas was a participant in Williams' cash management program which operated under the same terms as the WGP program.

    Texas Gas' capital expenditures for the first three months of 2000 and 1999 were $6.6 million and $8.8 million, respectively.
Capital  expenditures for 2000 are expected to approximate  $88.4 million.

    Texas Gas' debt as a percentage of total capitalization at March 31, 2000 and December 31, 1999 was 27.4% and 27.5%,
respectively.

    On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which will be effective November 1, 2000 subject to
refund.   This new rate case reflects a requested annual  revenue
increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637.

                   PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1 Financial Data Schedule for Texas Gas Transmission Corporation for the first quarter ending March 31, 2000.


        (b) Reports on Form 8-K

            None
        _____________________________

        *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEXAS GAS TRANSMISSION CORPORATION



DATE: May 10, 2000                  BY:  /s/ S. W. Harris
                                             S. W. Harris
                                  Controller and Chief Accounting Officer