Form 10-Q
period 2000-06-30
TEXAS GAS TRANSMISSION CORP
filed 2000-08-09
CIK 97452

1
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 9, 2000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)  and (b) OF FORM 10-Q AND IS THEREFORE FILING  THIS  FORM
WITH THE REDUCED DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS



                                                        Page

                 Part I.  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets .......................................   3

     Consolidated Statements of Income .................................   5

     Consolidated Statements of Cash Flows..............................   6

     Condensed Notes to Consolidated Financial Statements...............   7

Item 2.Management's Narrative Analysis of the Results of Operations ....  12


                   Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K................................  14

Signature ..............................................................  15






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 1999 Annual Report on Form 10-K and 2000 First Quarter Report on Form 10-Q.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)

                                            June 30,   December 31,
                    ASSETS                    2000         1999
Current Assets:
 Cash and cash equivalents                  $     52     $    266
 Receivables:
   Trade                                       1,465        7,011
   Affiliates                                  1,338        1,056
   Other                                          81          219
 Gas Receivables:
   Transportation and exchange                 2,849        1,300
   Storage                                     6,167           93
 Advances to affiliates                       75,698       73,765
 Inventories                                  15,736       15,627
 Deferred income taxes                        10,081       10,992
 Costs recoverable from customers             12,705       13,714
 Gas stored underground                        5,600       10,409
 Other                                           997        1,483
   Total current assets                      132,769      135,935

Investments, at cost                             249          367

Property, Plant and Equipment, at cost:
   Natural gas transmission plant            972,501      960,208
   Other natural gas plant                   151,092      149,602
                                           1,123,593    1,109,810
Less - Accumulated depreciation and
  amortization                               155,318      146,245
    Property, plant and equipment, net       968,275      963,565

Other Assets:
  Gas stored underground                      76,863      110,961
  Costs recoverable from customers            47,389       48,482
  Prepaid Pension                             29,383       27,071
  Other                                       11,419       11,323
    Total other assets                       165,054      197,837

    Total Assets                          $1,266,347   $1,297,704

 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)


                                                 June 30,   December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY               2000        1999
Current Liabilities:
 Payables:
   Trade                                         $  1,134   $  3,160
   Affiliates                                       8,670     10,071
   Other                                            4,822      5,633
 Gas Payables:
   Transportation and exchange                      1,234     15,387
   Storage                                          1,051     13,453
 Accrued taxes                                     25,168     21,964
 Accrued interest                                   6,557      6,557
 Accrued payroll and employee benefits             32,775     37,734
 Other accrued liabilities                         13,682     11,661
   Total current liabilities                       95,093    125,620

Long-Term Debt                                    250,701    250,860

Other Liabilities and Deferred Credits:
 Deferred income taxes                            173,481    168,824
 Postretirement benefits other than pensions       37,017     38,505
 Pension Plan Costs                                29,383     27,071
 Other                                             25,523     25,184
   Total other liabilities and deferred credits   265,404    259,584

Contingent Liabilities and Commitments               -          -

Stockholder's Equity:
 Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                   1          1
 Premium on capital stock and other paid-in
   capital                                        627,046    627,046
 Retained earnings                                 28,102     34,593
   Total stockholder's equity                     655,149    661,640

   Total Liabilities and Stockholder's Equity  $1,266,347  $1,297,704


 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   2000          1999      2000        1999
Operating Revenues:
 Gas transportation                  $ 48,633  $ 50,912  $132,996   $138,303
 Gas storage                              557       613     1,281      1,269
 Other                                  1,613       448     2,732        769
   Total operating revenues            50,803    51,973   137,009    140,341

Operating Costs and Expenses:
 Cost of gas transportation             1,850     2,045     2,006      3,804
 Operation and maintenance             12,518    11,513    23,583     23,147
 General and administrative            11,321    12,978    26,109     26,395
 Depreciation and amortization         11,139    11,104    22,521     22,137
 Taxes other than income taxes          3,468     3,254     7,645      7,543
   Total operating costs and expenses  40,296    40,894    81,864     83,026

Operating Income                       10,507    11,079    55,145     57,315

Other (Income) Deductions:
 Interest expense                       4,944     4,958     9,920      9,833
 Interest income                       (1,629)     (958)   (3,135)    (1,994)
 Miscellaneous other (income)
   deductions, net                        (52)      (68)       32         (8)
    Total other deductions              3,263     3,932     6,817      7,831

Income Before Income Taxes              7,244     7,147    48,328     49,484

Provision for Income Taxes              2,911     2,859    18,819     19,703

Net Income                           $  4,333  $  4,288  $ 29,509   $ 29,781

 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)

                                                 Six Months Ended June 30,
                                                      2000        1999
OPERATING ACTIVITIES:
 Net income                                           $ 29,509  $ 29,781
 Adjustments to reconcile to cash provided
  from operations:
   Depreciation and amortization                        22,521    22,137
   Provision for deferred income taxes                   5,568     6,366
   Changes in receivables sold                          (9,600)   (6,600)
   Changes in receivables                                7,661     9,459
   Changes in inventories                                 (109)      (61)
   Changes in other current assets                       6,304    (1,332)
   Changes in payables                                 (14,336)   (4,249)
   Changes in accrued liabilities                      (14,890)  (24,967)
   Other, including changes in noncurrent assets
    and liabilities                                     26,529     7,069
     Net cash provided by operating activities          59,157    37,603

FINANCING ACTIVITIES:
 Dividends and returns of capital                      (36,000)  (39,000)
      Net cash used in financing activities            (36,000)  (39,000)

INVESTING ACTIVITIES:
 Property, plant and equipment:
  Capital expenditures, net of allowance for funds
    used during construction                           (20,911)  (20,078)
  Proceeds from sales and salvage values,
    net of costs of removal                               (527)   (2,368)
 Advances to affiliates, net                            (1,933)   23,750
  Net cash provided by (used in) investing activities  (23,371)    1,304

Decrease in cash and cash equivalents                     (214)      (93)

Cash and cash equivalents at beginning of period           266       201

Cash and cash equivalents at end of period             $    52   $   108

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

  Basis of Presentation

    The consolidated financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at June 30, 2000, and results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1999 Annual Report on Form 10-K and Texas Gas' 2000 First Quarter Report on Form 10-Q.

   Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

  Seasonal Variatio

   Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.


B.  Contingent Liabilities and Commitments

 Regulatory and Rate Matters and Related Litigation

    FERC Order 637

    On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas will be required to submit an Order 637 compliance filing by August 15, 2000, which will contain pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions.

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

   In September 1995, Texas Gas received FERC approval of a settlement agreement which resolves all issues regarding Texas Gas' recovery of GSR costs. To date, Texas Gas has paid $76.2 million and collected $66.4 million, plus interest, related to GSR costs. Texas Gas expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

   General Rate Issues

   On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which will be effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. The case is in the initial stages of discovery under a procedural schedule designed to facilitate settlement negotiations.

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

   In June 1999, Texas Gas filed to recover approximately $1.3 million (75%) of such costs pursuant to the provisions of FERC Order 528. The FERC approved the filing, subject to conditions, which allows for a surcharge on all mainline throughput beginning July 1, 1999, to run through a twelve-month period. As of June 30, 2000, the Company has fully recovered the $1.3 million and has filed to remove the surcharge from its effective rates as of July 1, 2000. Texas Gas has provided reserves for the estimated settlement costs of other royalty claims and litigation.

   Environmental Matters

    As of June 30, 2000, Texas Gas had a reserve of approximately $1.5 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

C.   Adoption of Accounting Standard

   The Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for Texas Gas on January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. The effect of this standard on Texas Gas' results of operations and financial position is being evaluated.

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Texas Gas' results of operations and financial position will not be material.

Item  2.   Management's  Narrative Analysis  of  the  Results  of
Operations
               (Filed Pursuant to General Instruction H)


                Financial Analysis of Operations
           Six Months Ended June 30, 2000 Compared to
                 Six Months Ended June 30, 1999

   Operating income was $2.2 million lower for the six months ended June 30, 2000, than for the six months ended June 30, 1999. The decrease in operating income was due primarily to a 1999 recognition of $3.0 million of deferred revenues associated with a January 1999 GSR reconciliation filing with the FERC and $2.0 million in 2000 operating expenses for the consolidation of Texas Gas' office operations with Williams Gas Pipeline Central. Decreases in operating income were partially offset by a $1.8 million reduction in the cost of gas transportation and a $2.0 million increase in other revenues. Interest income increased due primarily to higher advances to affiliates and higher interest rates.

   Operating   revenues   decreased   $3.3   million   primarily
attributable to the 1999 GSR adjustment discussed above and to a lesser extent, lower throughput. Other revenues increased by $2.0 million primarily due to higher processing revenues resulting from higher energy prices. Total deliveries were 377.6 Tbtu and 401.2 Tbtu for the six months of 2000 and 1999, respectively.

   Operating costs and expenses decreased $1.2 million primarily attributable to a $1.8 million reduction in the cost of gas transportation and lower administrative costs resulting from the synergies of combining Texas Gas' office operations with Williams Gas Pipeline Central. Decreases in operating costs and expenses were partially offset by $2.0 million of one-time office operation consolidation costs.


                Financial Condition and Liquidity

   Texas Gas is a participant with other Williams' subsidiaries in a $1 billion credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated
companies.   Interest rates vary with current market  conditions.
To date, Texas Gas has no amounts outstanding under this facility. In July 2000, the total credit agreement was replaced by a $700 million agreement under which Texas Gas may still borrow up to $200 million, subject to borrowings by other affiliated companies.

   As of June 30, 2000, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

   Texas Gas is a participant in WGP's cash management program. The advances due Texas Gas by WGP are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the WGP.

   Texas Gas expects to access public and private capital markets, as needed, to finance its own capital requirements.

   Texas  Gas' capital expenditures for the first six  months  of
2000 and 1999 were $21.4 million and $22.4 million, respectively.
Capital  expenditures for 2000 are expected to approximate  $89.0 million.

   Texas Gas' debt as a percentage of total capitalization at June 30, 2000 and December 31, 1999 was 27.7% and 27.5%, respectively.

   On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which will be effective November 1, 2000 subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing a Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. The case is in the initial stages of discovery under a procedural schedule designed to facilitate settlement negotiations.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1 Financial Data Schedule for Texas Gas Transmission
                   Corporation for the six months ending June 30, 2000.


        (b) Reports on Form 8-K

            None
        _____________________________

        *  Filed herewith

                        S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TEXAS GAS TRANSMISSION CORPORATION



DATE: August 9, 2000      BY:    /s/ S. W. Harris
                                    S. W. Harris
                             Controller and Chief Accounting Officer