Form 10-Q
period 2000-09-30
TEXAS GAS TRANSMISSION CORP
filed 2000-11-14
CIK 97452

1
        UNITED STATES SECURITIES AND
            EXCHANGE COMMISSION
         WASHINGTON, D. C.  20549
               FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                         OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to
      _______________

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

Indicate the number of shares outstanding of each of
the issuer's classes  of  common  stock,  as of the
latest  practicable  date. 1,000 shares as of November 13,
2000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1)(a)  and (b) OF FORM 10-Q AND IS
THEREFORE FILING  THIS  FORM WITH THE REDUCED
DISCLOSURE FORMAT.

               TEXAS GAS TRANSMISSION CORPORATION

                        TABLE OF CONTENTS





                                                                     Page
                      Part I.  Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets...............................     3

        Consolidated Statements of Income.........................     5

        Consolidated Statements of Cash Flows.....................     6

        Condensed Notes to Consolidated Financial Statements......     7

Item 2.Management's Narrative Analysis of the Results of Operations.  12


             Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K..........................    14

Signature.........................................................    15



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corpora-
tion  believes  such   forward-looking statements are based on reasonable
assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 1999 Annual Report on Form 10-K and 2000 First and Second Quarter Reports on Form 10-Q.

           PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                         (Unaudited)

                                            September 30,   December 31,
ASSETS                                          2000            1999
Current Assets:
  Cash and cash equivalents                  $        232   $      266
  Receivables:
    Trade                                           1,830        7,011
    Affiliates                                      1,750        1,056
    Other                                             911          219
  Gas Receivables:
    Transportation and exchange                     3,884        1,300
    Storage                                         8,713           93
  Advances to affiliates                           48,241       73,765
  Inventories                                      15,673       15,627
  Deferred income taxes                             7,647       10,992
  Costs recoverable from customers                 12,160       13,714
  Gas stored underground                            5,600       10,409
  Other                                               471        1,483
    Total current assets                          107,112      135,935

Investments, at cost                                  213          367

Property, Plant and Equipment, at cost:
   Natural gas transmission plant                 983,349      960,208
   Other natural gas plant                        152,792      149,602
                                                1,136,141    1,109,810
Less - Accumulated depreciation and
   amortization                                   151,686      146,245
     Property, plant and equipment, net           984,455      963,565

Other Assets:
   Gas stored underground                          75,017      110,961
   Costs recoverable from customers                46,991       48,482
   Prepaid Pension                                 30,535       27,733
   Other                                            9,278       10,661
     Total other assets                           161,821      197,837

   Total Assets                               $ 1,253,601   $1,297,704

 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)
                           (Unaudited)


                                              September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY               2000            1999
Current Liabilities:
   Payables:
     Trade                                      $     2,167   $     3,160
     Affiliates                                       6,029        10,071
     Other                                            5,430         5,633
   Gas Payables:
     Transportation and exchange                      4,099        15,387
     Storage                                          6,367        13,453
   Accrued taxes                                     33,081        21,964
   Accrued interest                                   1,511         6,557
   Accrued payroll and employee benefits             35,367        37,734
   Reserve for regulatory and rate matters               36           -
   Other accrued liabilities                          6,770        11,661
     Total current liabilities                      100,857       125,620

Long-Term Debt                                      250,618       250,860

Other Liabilities and Deferred Credits:
   Deferred income taxes                            161,998       168,824
   Postretirement benefits other than pensions       36,449        38,505
   Pension Plan Costs                                30,535        27,733
   Other                                             26,065        24,522
     Total other liabilities and deferred credits   255,047       259,584

Contingent Liabilities and Commitments                 -              -

Stockholder's Equity:
   Common stock, $1.00 par value, 1,000 shares
     authorized, issued and outstanding                   1             1
   Premium on capital stock and other paid-in
     capital                                        627,046       627,046
   Retained earnings                                 20,032        34,593
     Total stockholder's equity                     647,079       661,640

     Total Liabilities and Stockholder's Equity $ 1,253,601    $ 1,297,704


The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars)
                        (Unaudited)


                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   2000         1999      2000        1999
Operating Revenues:
  Gas transportation                 $ 44,580  $ 51,371   $177,576  $189,674
  Gas storage                             595       652      1,876     1,921
  Other                                 1,128       379      3,860     1,148
   Total operating revenues            46,303    52,402    183,312   192,743

Operating Costs and Expenses:
  Cost of gas transportation            1,633       684      3,639     4,488
  Operation and maintenance            12,390    10,543     35,973    33,690
  General and administrative           11,832    12,812     37,941    39,207
  Depreciation and amortization        11,123    10,931     33,644    33,068
  Taxes other than income taxes         3,336     4,326     10,981    11,869
   Total operating costs and expenses  40,314    39,296    122,178   122,322

Operating Income                        5,989    13,106     61,134    70,421

Other (Income) Deductions:
  Interest expense                      4,816     5,060     14,736    14,893
  Interest income                      (1,230)     (887)    (4,365)   (2,881)
  Miscellaneous other (income), net      (454)     (359)      (422)     (367)
    Total other deductions              3,132     3,814      9,949    11,645

Income Before Income Taxes              2,857     9,292     51,185    58,776

Provision for Income Taxes                927     3,429     19,746    23,132

Net Income                           $  1,930  $  5,863   $ 31,439  $ 35,644

 The accompanying condensed notes are an integral part of these consolidated financial statements.

               TEXAS GAS TRANSMISSION CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Thousands of Dollars)
                           (Unaudited)

                                            Nine Months Ended September 30,
                                                    2000            1999
OPERATING ACTIVITIES:
  Net income                                     $  31,439      $  35,644
  Adjustments to reconcile to cash provided
   from operations:
     Depreciation and amortization                  33,644         33,068
     Provision for deferred income taxes            (3,481)         8,087
     Changes in receivables sold                   (10,200)        (6,900)
     Changes in receivables                          3,471         11,097
     Changes in inventories                            (46)           130
     Changes in other current assets                 7,375         (2,062)
     Changes in payables                             3,985         (3,736)
     Changes in accrued liabilities                (24,806)       (26,083)
     Other, including changes in noncurrent assets
       and liabilities                              27,049        (11,983)
         Net cash provided by operating activities  68,430         37,262

FINANCING ACTIVITIES:
  Dividends and returns of capital                 (46,000)       (24,000)
         Net cash used in financing activities     (46,000)       (24,000)

INVESTING ACTIVITIES:
  Property, plant and equipment:
   Capital expenditures, net of allowance for
     funds used during construction                (46,566)       (43,669)
   Costs of removal, net of proceeds from sales
     and salvage values                             (1,594)        (1,515)
  Advances to affiliates, net                       25,524         31,771
  Proceeds from sale of long-term investments          172            -
         Net cash (used in) investing activities   (22,464)       (13,413)

Decrease in cash and cash equivalents                  (34)          (151)

Cash and cash equivalents at beginning of period       266            201

Cash and cash equivalents at end of period        $    232       $     50


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

Basis of Presentation

   The consolidated financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at September 30, 2000, and results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for
the  nine months  ended  September 30, 2000 and 1999.   These  consolidated
financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 1999 Annual Report on Form 10-K and Texas Gas' 2000 First and Second Quarter Reports on Form 10Q.

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

B.  Contingent Liabilities and Commitments

Regulatory and Rate Matters and Related Litigation

   FERC Order 637

  On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for two-year period, the maximum price ceilings for short-term releases of capacity ofless than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions.

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

   General Rate Issues

   On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-
260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC
Order 637.   On May 31, 2000, the Commission issued its "Order Accepting and
Suspending Tariff  Sheets Subject to Refund, Rejecting Other Tariff  Sheets,
and   Establishing  Hearing  and Settlement  Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm
transportation service.   Texas Gas made that supplemental filing on June 30,
2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has begun informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing.

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

   In June 1999, Texas Gas filed to recover approximately $1.3 million (75%) of such costs pursuant to the provisions of FERC Order 528. These costs were collected over a twelve-month period, which ended June 30, 2000. Texas Gas has provided reserves for the estimated settlement costs of other royalty claims and litigation.

   Environmental Matters

   As of September 30, 2000, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of
polychlorinated  biphenyls and  hydrocarbons.   This  estimate  depends  upon  a
number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

     Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

    Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates facilities in some areas designated as non-attainment for the current ozone standard and is aware that the EPA may designate additional non-attainment areas during 2000 which may potentially impact Texas Gas operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for NOx reductions are estimated to cost in the range of $6 million to $14 million by May 2003 and will be recorded as additions to property, plant and equipment as the facilities are added. If EPA designates additional new non-attainment areas in 2000 which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, new regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated by year-end 2000 which will require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be November 2003.

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

C.   Adoption of Accounting Standard

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on Texas Gas' results of operations and financial position was not material.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for

Certain  Derivative Instruments and Certain Hedging Activities," which
amends  SFAS 133.   SFAS  133  and  138  establish  accounting and  reporting
standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Texas Gas will adopt these standards effective January 1, 2001.

   Based on Texas Gas' implementation efforts to date and the fair value of its identified derivative positions existing at September 30, 2000, Texas Gas does not expect that the impact of adopting the standards will be material to its financial position or results of operations. However, changing market prices and the possibility of entering into new derivative positions in the fourth quarter of 2000 and the fact that Texas Gas continues to pursue its implementation efforts, causes the impact to Texas Gas' financial position or results of operations to remain uncertain.

Item 2. Management's Narrative Analysis of the Results of Operations (Filed Pursuant to General Instruction H)

                Financial Analysis of Operations
         Nine Months Ended September 30, 2000 Compared to
               Nine Months Ended September 30, 1999

   Operating income was $9.3 million lower for the nine months ended September 30, 2000, than for the nine months ended September 30, 1999.
The decrease in operating income was due primarily to $7.4 million from the 1999 settlement of regulatory and rate issues, the 1999 recognition of $3.0 million of deferred revenues associated with a January 1999 GSR reconciliation filing with the FERC, and $1.9 million of one-time costs associated with the 2000 office consolidation of Williams Gas Pipeline
Central and  Texas  Gas.   Decreases in operating income  were  partially
offset by a $2.7 million increase in other revenues primarily due to higher processing revenues resulting from higher energy prices. Interest income increased due primarily to higher advances to affiliates, throughout most of 2000, and higher interest rates.

   Operating revenues decreased $9.4 million primarily attributable to the 1999 regulatory settlement and GSR adjustment discussed above. Other revenues increased by $2.7 million as discussed above. Total deliveries were 531.8 Tbtu and 558.0 Tbtu for the nine months of 2000 and 1999, respectively.

   Operating costs and expenses decreased $0.1 million primarily attributable to a $0.8 million reduction in the cost of gas transportation and lower administrative costs resulting from the synergies of combining Texas Gas' office operations with Williams Gas Pipeline Central. Decreases in operating
costs and expenses were   partially  offset by  $1.9  million  of  one-time
office operation consolidation costs.

          Financial Condition and Liquidity

   Texas Gas is a participant with other Williams' subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

   As of September 30, 2000, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

   Texas Gas is a participant in WGP's cash management program. The advances due Texas Gas by WGP are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas.

   Texas Gas expects to access public and private capital markets, as needed, to finance its own capital requirements.

   Texas Gas' capital expenditures for the first nine months of 2000 and 1999 were $48.2 million and $45.2 million, respectively. Capital expenditures for 2000 are expected to approximate $89.0 million.

   Texas Gas' debt as a percentage of total capitalization at September 30, 2000 and December 31, 1999 was 27.9% and 27.5%, respectively.

   On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-
260) which became effective November 1, 2000 subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term- differentiated seasonal rates for short-term services effective November 1, 2000, as permitted
by FERC Order 637.   On  May  31, 2000,  the Commission issued its "Order
Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing a Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has begun informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            * 27.1 Financial Data Schedule for Texas Gas Transmission
                   Corporation for the nine months ending September 30, 2000.


        (b) Reports on Form 8-K

            None
        _____________________________

        *  Filed herewith

                  S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TEXAS GAS TRANSMISSIONCORPORATION

DATE:  November   13,   2000        BY:       /s/ S. W. Harris
                                                S. W. Harris
                                    Controller and Chief Accounting Officer