Form 10-K405
period 2000-12-31
TEXAS GAS TRANSMISSION CORP
filed 2001-03-12
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________________ to ________________

Commission file number 1-4169

                       TEXAS GAS TRANSMISSION CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                             61-0405152
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)            Identification No.)

     3800 Frederica Street, Owensboro, Kentucky           42301
          (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:     (270) 926-8686
                                                           --------------------
      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                     -----
      Securities registered pursuant to Section 12(g) of the Act:     None
                                                                     -----

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None
                                                                            ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
1,000 shares as of March 12, 2001
----------------------------------

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                                 2000 FORM 10-K
                       TEXAS GAS TRANSMISSION CORPORATION




                                                                          Page
                                                                          ----

                                     Part I

Item 1. Business..............................................................3


Item 2. Properties............................................................8


Item 3. Legal Proceedings.....................................................8


                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.8


Item 7. Management's Narrative Analysis of the Results of Operations..........8


Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........12


Item 8. Financial Statements and Supplementary Data..........................13


Item 9. Disagreements on Accounting and Financial Disclosure.................36


                                     Part IV


Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K......36

                                     Part I

Item 1.  Business.


GENERAL

      Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

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


TRANSPORTATION AND SALES

      At December 31, 2000, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 5,900 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations having a sea-level-rated capacity totaling approximately 557,000 horsepower.

      Texas Gas owns and operates natural gas storage reservoirs in 9 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of Texas Gas' certificated storage fields is approximately 177 Bcf of gas. Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "no-notice" transportation service, which allows Texas Gas' customers to temporarily draw from Texas Gas' storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

      In 2000, Texas Gas transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to Northeast customers served indirectly by Texas Gas. Gas was transported for 104 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 17 industrial customers located along the system. At December 31, 2000, Texas Gas had transportation contracts with approximately 572 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of Texas Gas in 2000, ProLiance Energy, LLC (ProLiance) accounted for approximately 14.5 percent of total operating revenue. No other customer accounted for more than 10 percent of total operating revenue in 2000. Texas Gas' firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas' business. Additionally, Texas Gas offers interruptible transportation and storage services under agreements that are generally short-term.


OPERATING STATISTICS

      The following table summarizes Texas Gas' total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                             For the Year Ended December 31,
                                           ------------------------------------
                                            2000        1999          1998
                                           ------      ------        ------

Transportation Volumes                      737.8       749.6         752.4
Average Daily Transportation Volumes          2.0         2.1           2.1
Average Daily Firm Reserved Capacity          2.1         2.2           2.2


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

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has begun informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

      For discussion of other regulatory matters affecting Texas Gas, see Note C of Notes to Financial Statements contained in Item 8 hereof.

Environmental Matters

      Texas Gas is subject to extensive federal, state and local environmental laws and regulations, which affect Texas Gas' operations, related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note C of Notes to Financial Statements contained in Item 8 hereof.


COMPETITION

      Texas Gas competes with other interstate pipelines in the transportation of natural gas, and natural gas competes with other forms of energy available to Texas Gas' customers, including electricity, coal, and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC's continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of Texas Gas' traditional customer base.

      When restructured tariffs became effective under FERC Order 636 in 1993, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. Texas Gas is continuing to work diligently to replace any and all markets made available by capacity turnback, as well as to pursue new markets. During 2000, Texas Gas remarketed the majority of the capacity that was turned back and expects to either renegotiate or otherwise remarket the capacity subject to turnback in 2001. Texas Gas anticipates that it will continue to be able to remarket all future capacity subject to turnback, although competition may cause the remarketed capacity to be sold at lower rates.

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

      In response to the evolving marketplace, and in accordance with Order 637, Texas Gas instituted two new services in 2000 designed to be more responsive to today's competitive markets. First, in June 2000, Texas Gas initiated service under its Summer No-Notice (SNS) Rate Schedule. SNS is a seasonal service designed to provide sufficient pipeline and storage flexibility to meet the needs of certain summertime shippers. While designed with the growing power generation market in mind, the service is available to any shipper.
Additionally, in November 2000, Texas Gas began providing service under its Short-term Firm (STF) Rate Schedule. STF provides various contractual term and pricing options for shippers who may desire to contract for capacity on a short term basis, i.e., for any length of time less than one year, or for contract demand levels that vary within the year. STF incorporates seasonal pricing provisions, and the prices may also be term differentiated within the season such that shorter term contracts may be required to pay higher prices. STF Rate
Schedule is effective, subject to refund and to the outcome of the Texas Gas' pending general rate case.

      Additionally, during 2000, Texas Gas received authority from the FERC to implement negotiated rates language in its approved tariff. Negotiated rates authority permits Texas Gas and its customers to negotiate pricing provisions that may deviate from the specific pricing structure in the tariff. Negotiated rates arrangements must be disclosed and filed with the FERC. To date, Texas Gas has not executed any negotiated rates contracts.

       Rate Schedules SNS and STF, as well as the negotiated rates tariff, are designed to assist Texas Gas in managing the future effects of capacity turnback, as well as positioning Texas Gas to be able to effectively meet the needs of its customers in the more competitive marketplace.

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


EMPLOYEE RELATIONS

      Texas Gas had 857 employees as of December 31, 2000. Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period. The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 144 of Texas Gas' 343 field operating employees. The current collective bargaining agreement between Texas Gas and Local 187 expires on April 30, 2001.

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


Item 2.  Properties.

      See "Item 1.  Business."


Item 3.  Legal Proceedings.

      For a discussion of Texas Gas' current legal proceedings, see Note C of Notes to Financial Statements contained in Item 8 hereof.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) and (b) As of March 12, 2001, all of the outstanding shares of Texas Gas' common stock are owned by WGP, a wholly owned subsidiary of Williams. Texas Gas' common stock is not publicly traded and there exists no market for such common stock.


Item 7. Management's Narrative Analysis of the Results of Operations.

Introduction

      Property, plant and equipment at December 31, 2000, includes an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' 1995 and prior acquisitions of Texas Gas. This amount is being amortized over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

Effect of Inflation

      Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Texas Gas' property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Texas Gas believes it will be allowed to recover and earn a return based on increased actual costs incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Texas Gas' ability to price services or products based upon inflation's effect on costs.


                        Financial Analysis of Operations

2000 Compared to 1999

      Operating income was $5.3 million lower for the year ended December 31, 2000, than for 1999. The decrease in operating income was due primarily to $7.4 million from the 1999 settlement of regulatory and rate issues related to its 1997 rate case (Docket No. RP97-344). Operating income also decreased due to the recognition, in 1999, of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 gas supply realignment (GSR) reconciliation filing with the FERC. The operating income decrease was partially offset by higher revenues from gas processed by others and lower overall expenses. Compared to 1999, net income was $0.1 million lower due to the items discussed above, partially offset by a $3.7 million gain on the sale of certain equipment and higher interest income on advances to affiliates.

      Operating revenues decreased $10.5 million primarily attributable to the 1999 recognition of deferred revenues and the reserve adjustments discussed above, partially offset by higher revenues from gas processed by others and higher gas sales. Texas Gas' gas sales result from requirements to meet its pre-Order 636 gas purchase commitments, substantially all of which are managed by Texas Gas' gas marketing affiliate, Williams Energy Services Company, as exclusive agent for Texas Gas. Although the sales and purchase commitments remain in Texas Gas' name, management of the commitments and any associated profit or loss is solely the responsibility of the agent. Therefore, the resulting sales and purchases have no significant impact on Texas Gas' results of operations. System deliveries were 737.8 trillion British thermal units
(TBtu) and 749.6 TBtu for the years ended December 31, 2000 and 1999, respectively.

      Operating costs and expenses decreased $5.2 million primarily attributable to administrative and general expense savings resulting from the merging of an affiliate's office functions with Texas Gas' headquarters in Owensboro, Kentucky, partially offset by one-time merger related costs. Operating costs and expenses also decreased due to lower gas transportation costs paid to other pipelines and lower operation and maintenance expenses due primarily to operating efficiencies, partially offset by higher depreciation and amortization expenses due to capital expenditures.

1999 Compared to 1998

      Operating income was $11.1 million higher for the year ended December 31, 1999, than for 1998. The increase in operating income was due primarily to $7.4 million from the 1999 settlement of regulatory and rate issues related to its RP97-344 rate case. Operating income also increased due to recognition, in 1999, of $3.0 million of previously deferred revenues associated with allocations related to Texas Gas' January 1999 GSR reconciliation filing with the FERC and lower operation and maintenance expense, partially offset by a 1998 adjustment to estimated GSR costs of $2.0 million. Compared to 1998, net income was $7.4 million higher for the same reasons.

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

      Operating costs and expenses decreased $25.3 million primarily attributable to lower costs of gas sold; lower costs of gas transportation, primarily due to termination of contracts for transportation by others and a 1998 adjustment to GSR costs discussed above; and lower operation and maintenance expenses, primarily due to higher capitalization of costs and operating efficiencies.

                        Financial Condition and Liquidity

      Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

      As of December 31, 2000, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

      As a participant in Williams' cash management program, Texas Gas has advances to and from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas.

      Texas Gas expects to access public and private capital markets, as needed, to finance its own capital requirements.

      Texas Gas has agreed to sell on an ongoing basis, certain of its accounts receivable to TGT Enterprises, Inc., a special-purpose entity (SPE). At December 31, 2000 Texas Gas sold approximately $35.7 million of its accounts receivable in exchange for approximately $26.5 million in cash and approximately $9.2 million in receivables from the SPE. For 2000, cash inflows from the SPE were approximately $293.9 million. The sales of these receivables resulted in a net charge to results of operations of approximately $1.2 million and $1.0 million in 2000 and 1999, respectively. The receivables from the SPE are subject to credit risk to the extent that the underlying receivables sold are not collected.

      Texas Gas' capital expenditures for the years ended December 31, 2000 and 1999, were $65.9 million and $66.8 million, respectively. Texas Gas' capital expenditures budget for 2001 is $103.5 million.

      Texas Gas' debt as a percentage of total capitalization at December 31, 2000 and 1999, was 27.4% and 27.5%, respectively.

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has begun informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers

      On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund, the settlement of which was effective in November 1998. Refunds representing the difference between collected rates and the settlement rates, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its 1997 rate case issues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      Texas Gas' market risk is limited to its long-term debt. All interest on long-term debt is fixed in nature. Total long-term debt at December 31, 2000, had a carrying value of $250.5 million and a fair value of $255.0 million. The weighted-average interest rate of Texas Gas' long-term debt is 8.08%. Texas Gas' 8 5/8% and 7 1/4% long-term debt issues mature in 2004 and 2027, respectively.

Item 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Texas Gas Transmission Corporation

      We have audited the accompanying balance sheets of Texas Gas Transmission Corporation as of December 31, 2000 and 1999, and the related statements of income, retained earnings and paid-in capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Tulsa, Oklahoma
February 19, 2001

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                December 31,            December 31,
         ASSETS                                                        2000                   1999
                                                              ------------------     -------------------
Current Assets:
    Cash and cash equivalents                                    $           261       $          266
    Receivables:
      Trade                                                                    4                    1
      TGT Enterprises, Inc.                                                9,214                7,010
      Other Affiliates                                                     2,610                1,056
      Other                                                                1,535                  219
    Gas receivables:
      Transportation and exchange                                          1,543                1,300
      Storage                                                              4,165                   93
    Advances to affiliates                                                64,763               73,765
    Inventories                                                           15,125               15,627
    Deferred income taxes                                                 14,544               10,992
    Costs recoverable from customers                                      15,894               13,714
    Gas stored underground                                                 3,486               10,409
    Prepaid Expenses                                                       1,536                1,465
    Other                                                                     18                   18
                                                                 ---------------       --------------
      Total current assets                                               134,698              135,935
                                                                 ---------------       --------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                     1,011,447              960,208
    Other natural gas plant                                              152,919              149,602
                                                                 ---------------       --------------
                                                                       1,164,366            1,109,810
    Less - Accumulated depreciation and
      amortization                                                       166,857              146,245
                                                                 ---------------       --------------
      Property, plant and equipment, net                                 997,509              963,565
                                                                 ---------------       --------------

Other Assets:
    Gas stored underground                                                91,307              110,961
    Costs recoverable from customers                                      46,264               48,482
    Prepaid pension                                                       31,469               27,733
    Other                                                                 10,243               11,028
                                                                 ---------------       --------------
        Total other assets                                               179,283              198,204
                                                                 ---------------       --------------

      Total Assets                                               $     1,311,490       $    1,297,704
                                                                 ===============       ==============




      The accompanying notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                     December 31,         December 31,
                                                                          2000                 1999
                                                                   -------------------  -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Payables:
      Trade                                                          $       1,043        $        3,160
      Affiliates                                                            10,311                10,071
      Other                                                                  7,213                 5,633
    Gas payables:
      Transportation and exchange                                            5,011                15,387
      Storage                                                                9,542                13,453
    Accrued income taxes due affiliate                                      23,841                 4,095
    Accrued taxes other                                                     15,889                17,869
    Accrued interest                                                         6,557                 6,557
    Accrued payroll and employee benefits                                   37,117                37,734
    Other accrued liabilities                                                9,253                11,661
    Reserve for regulatory and rate matters                                 10,473                 -
                                                                     -------------        --------------
         Total current liabilities                                         136,250               125,620
                                                                     -------------        --------------

Long-Term Debt                                                             250,533               250,860
                                                                     -------------        --------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                                  165,842               168,824
    Postretirement benefits other than pensions                             35,764                38,505
    Pension plan costs                                                      31,469                27,733
    Other                                                                   26,183                24,522
                                                                     -------------        --------------
         Total other liabilities and deferred credits                      259,258               259,584
                                                                     -------------        --------------

Contingent Liabilities and Commitments

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000
      shares authorized, issued and outstanding                                  1                     1
    Premium on capital stock and other paid-in capital                     630,608               627,046
    Retained earnings                                                       34,840                34,593
                                                                     -------------        --------------
              Total stockholder's equity                                   665,449               661,640
                                                                     -------------        --------------

         Total Liabilities and Stockholder's Equity                  $   1,311,490        $    1,297,704
                                                                     =============        ==============


   The accompanying notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (Thousands of Dollars)



                                                                 For the Year Ended December 31,
                                                          2000                1999                1998
                                                     --------------      --------------      -------------
Operating Revenues:
    Gas transportation                               $   255,181         $   267,030         $   269,457
    Gas sales                                              1,218                 552              13,537
    Gas storage                                            2,516               3,798               2,338
    Other                                                  3,241               1,274               1,454
                                                     -----------         -----------         -----------
      Total operating revenues                           262,156             272,654             286,786
                                                     -----------         -----------         -----------

Operating Costs and Expenses:
    Cost of gas transportation                             6,903               8,748              14,321
    Cost of gas sold                                       1,219                 544              13,359
    Operation and maintenance                             46,805              48,310              54,771
    Administrative and general                            51,824              54,843              56,520
    Depreciation and amortization                         44,781              43,226              42,764
    Taxes other than income taxes                         14,335              15,427              14,626
                                                     -----------         -----------         -----------
      Total operating costs and expenses                 165,867             171,098             196,361
                                                     -----------         -----------         -----------

Operating Income                                          96,289             101,556              90,425
                                                     -----------         -----------         -----------

Other (Income) Deductions:
    Interest expense                                      19,805              19,802              21,226
    Interest income from affiliates                       (5,149)             (3,744)             (4,791)
    (Gain) loss on sale of equipment                      (3,712)                 32                -
    Miscellaneous other income, net                         (322)               (584)               (389)
                                                     -----------         -----------         -----------
      Total other deductions                              10,622              15,506              16,046
                                                     -----------         -----------         -----------

Income Before Income Taxes                                85,667              86,050              74,379

Provision for Income Taxes                                33,420              33,707              29,472
                                                     -----------         -----------         -----------

Net Income                                           $    52,247         $    52,343         $    44,907
                                                     ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                         STATEMENTS OF RETAINED EARNINGS
                               AND PAID-IN CAPITAL
                             (Thousands of Dollars)


                                                                         Retained           Paid-in
                                                                         Earnings           Capital
                                                                       -----------        -------------

Balance, December 31, 1997                                             $     6,343        $     636,046

Add (deduct):
      Net income                                                            44,907                  -
      Dividends on common stock
        and returns of capital                                             (45,000)              (9,000)
                                                                       -----------        -------------

Balance, December 31, 1998                                                   6,250              627,046

Add (deduct):
      Net income                                                            52,343                  -
      Dividends on common stock                                            (24,000)                 -
                                                                       -----------        -------------
Balance, December 31, 1999                                                  34,593              627,046

Add (deduct):
      Net income                                                            52,247                  -
      Dividends on common stock                                            (52,000)                 -
      Capital contributions                                                    -                  3,562
                                                                       -----------        -------------

Balance, December 31, 2000                                             $    34,840        $     630,608
                                                                       ===========        =============





   The accompanying notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                    For the Year Ended December 31,
                                                             2000                1999              1998
                                                       ----------------    ----------------    ------------
Operating Activities:
    Net income                                          $    52,247         $    52,343         $    44,907
    Adjustments to reconcile to cash
       provided from operations:
       Depreciation and amortization                         44,781              43,226              42,764
       Provision (benefit) for deferred
         income taxes                                        (6,534)             16,075               9,823
       (Gain) loss on sale of equipment                      (3,712)                 32                 -
       Changes in receivables                                (7,838)              3,403              (5,231)
       Changes in inventories                                   502                (286)                 45
       Changes in other current assets                        4,672              (1,793)                614
       Changes in accrued income taxes due affiliate         19,746                (673)             (2,759)
       Changes in payables and accrued liabilities           (9,456)            (17,426)             23,884
       Other, including changes in non-
           current assets and liabilities                    14,307               1,978             (18,227)
                                                        -----------         -----------         -----------
           Net cash provided by operating activities        108,715              96,879              95,820
                                                        -----------         -----------         -----------

Financing Activities:
    Dividends and returns of capital                        (52,000)            (39,000)            (47,500)
    Other, net                                                  -                   -                    (1)
                                                        -----------         -----------         -----------
           Net cash used in financing activities            (52,000)            (39,000)            (47,501)
                                                        -----------         -----------         -----------

Investing Activities:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
         funds used during construction                     (69,135)            (65,083)            (60,781)
       Proceeds from sales and salvage values, net
         of costs of removal                                  3,241              (1,721)                770
    Advances toaffiliates, net                                9,002               8,990              10,745
    Proceeds from sale of long-term investments                 172                 -                   913
                                                        ------------        -----------         -----------
           Net cash used in investing activities            (56,720)            (57,814)            (48,353)
                                                        -----------         -----------         -----------

Increase (decrease) in cash and cash equivalents                 (5)                 65                 (34)
Cash and cash equivalents at beginning of period                266                 201                 235
                                                        -----------         -----------         -----------
Cash and cash equivalents at end of period              $       261         $       266         $       201
                                                        ===========         ===========         ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest (net of amount capitalized)             $    19,539         $    20,756         $    19,587
       Net income taxes, paid to affiliate                   20,208              18,325              21,903
    Noncash contribution of equipment                         3,562                 -                   -


   The accompanying notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


A.  Corporate  Structure  and  Control,   Nature  of  Operations  and  Basis  of
    Presentation

    Corporate Structure and Control

      Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

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

    Basis of Presentation

      Texas Gas' 1995 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values at the time of the acquisition. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to Texas Gas. Included in property, plant and equipment at December 31, 2000, is an aggregate of approximately $430 million related to amounts in excess of the original cost of regulated facilities as a result of Williams' and prior acquisitions. This amount is being amortized over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission
(FERC) policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.


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

    Property, Plant and Equipment

      Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $42.7 million, $41.4 million and $40.9 million, respectively.

    Repair and Maintenance Costs

      Texas Gas accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. All other costs are expensed as incurred.

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

Capitalized Interest

      The allowance for funds used during construction represents the cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for each of the years ended December 31, 2000, 1999 and 1998, was $0.7 million. The allowance for equity funds used during construction for the years ended December 31, 2000, 1999 and 1998, was $1.5 million, $1.5 million and $1.4 million, respectively. The allowance for borrowed funds used during construction reduces interest expense and the allowance for equity funds is included in miscellaneous other income.

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

    Gas Receivables/Payables

      In the course of providing transportation and storage services to customers, Texas Gas may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as a receivable or payable in the accompanying balance sheets. Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Gas receivables/payables are valued at Texas Gas' historical cost of gas in storage.

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

    Common Stock Dividends and Returns of Capital

      Texas Gas charges against paid-in capital that portion of any common dividend declaration that exceeds the retained earnings balance. Such excesses are deemed to be returns of capital.

    Recent Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Texas Gas adopted these standards effective January 1, 2001 with no financial impact to results of operations or financial position.

      The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures that relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact on Texas Gas' results of operations and financial position.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on Texas Gas' results of operations and financial position was not material.

Reclassifications

      Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.


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

      In September 1995, Texas Gas received FERC approval of a settlement agreement, which resolves all issues regarding Texas Gas' recovery of GSR costs. To date, Texas Gas has paid $76.2 million and collected $66.4 million, plus interest, related to GSR costs. Texas Gas expects to pay no more than $80 million for GSR costs, primarily as a result of contract terminations, and has provided reserves for the remaining GSR costs it may be required to pay, as well as a regulatory asset for the estimated future amounts recoverable.

      General Rate Issues

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" which permitted the filing to take effect November 1, 2000, subject to refund, and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has begun informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers

      On April 30, 1997, Texas Gas filed a general rate case (Docket No. RP97-344) effective November 1, 1997, subject to refund, the settlement of which was effective in November 1998. Refunds representing the difference between collected rates and the settlement rates, including interest, of $17.2 million were distributed to customers on January 13, 1999. The FERC issued a letter order on September 15, 1999, which accepted Texas Gas' final refund report as being in satisfactory compliance with the settlement. Accordingly, Texas Gas included in the third quarter of 1999 a total of $7.4 million in operating income in recognition of the final resolution of its 1997 rate case issues.

      Royalty Claims and Producer Litigation

      In connection with Texas Gas' renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims, Texas Gas has entered into certain settlements which may require the indemnification by Texas Gas of certain claims for royalties which a producer may be required to pay as a result of such settlements. Texas Gas has been made aware of demands on producers for additional royalties and may receive other demands that could result in claims against Texas Gas pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Texas Gas.

      In June 1999, Texas Gas filed to recover approximately $1.3 million (75%) of such costs pursuant to the provisions of FERC Order 528. These costs were collected over a twelve-month period, which ended June 30, 2000. Texas Gas has provided reserves for the estimated settlement costs of other royalty claims and litigation.

      Environmental Matters

     As of December 31, 2000, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.

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

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates facilities in some areas designated as non-attainment for the current ozone standard and is aware that the EPA may designate additional non-attainment areas during 2001 which may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for NOx reductions are estimated to cost in the range of $6 million to $14 million by May 2003 and will be recorded as additions to property, plant and equipment as the facilities are added. If EPA designates additional new non-attainment areas in 2001 which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, new regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated during 2001, which will require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be November 2003.

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

      On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while still in the hospital. A lawsuit was filed on behalf of the contract employee against Texas Gas; however, damages have not been specified.

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


D.  Income Taxes

      Following is a summary of the provision for income taxes for the years ended December 31, 2000, 1999, and 1998 (expressed in thousands):

                                         For the Year Ended December 31,
                                       2000             1999              1998
                                  --------------   --------------    -----------
Current provision:
    Federal                       $    33,052      $    15,249       $    16,288
    State                               6,902            2,383             3,361
                                  -----------      -----------       -----------
                                       39,954           17,632            19,649
                                  -----------      -----------       -----------
Deferred provision (benefit):
    Federal                            (5,385)          13,230             8,085
    State                              (1,149)           2,845             1,738
                                  -----------      -----------       -----------
                                       (6,534)          16,075             9,823
                                  -----------      -----------       -----------
Income tax provision              $    33,420      $    33,707       $    29,472
                                  ===========      ===========       ===========

      Reconciliations from the income tax provision at the statutory rate to Texas Gas' income tax provision are as follows (expressed in thousands):

                                                                   For the Year Ended December 31,
                                                                 2000             1999              1998
                                                            --------------   --------------    -----------

Provision at statutory rate                                 $    29,983      $    30,118       $    26,033
    Increases in taxes resulting from:
       State income taxes                                         3,740            3,398             3,314
       Other, net                                                  (303)             191               125
                                                            -----------      -----------       -----------
Income tax provision                                        $    33,420      $    33,707       $    29,472
                                                            ===========      ===========       ===========



      Significant components of deferred tax liabilities and assets as of December 31, 2000 and 1999, are as follows (expressed in thousands):

                                                           2000               1999
                                                    -----------------  ----------------
Deferred tax liabilities:
    Property, plant and equipment                   $    186,027       $     178,722
    Recoverable contract reformation costs                 2,925               3,446
    Deferred charges                                       2,418               2,675
                                                    -------------      -------------
         Total deferred tax liabilities                  191,370             184,843
                                                    ------------       -------------

Deferred tax assets:
    Other Accrued taxes                                    3,563               1,727
    Accrued payroll, pension and other benefits           28,179              20,155
    Estimated rate refund liability                        4,135                 -
    Deferred income                                        1,948                 898
    Other liabilities                                      2,247               4,231
                                                    ------------       -------------
         Total deferred tax assets                        40,072              27,011
                                                    ------------       -------------

Net deferred tax liabilities                          $  151,298           $ 157,832
                                                      ==========           =========


E.  Financing

      At December 31, 2000 and 1999, long-term debt issues were outstanding as follows (expressed in thousands):

                                              2000                1999
                                      -----------------    ---------------
      Debentures:
         7 1/4% due 2027                $     100,000       $     100,000
      Notes:
         8 5/8% due 2004                      150,000             150,000
                                        -------------       -------------
                                              250,000             250,000
      Unamortized debt premium, net               533                 860
                                        -------------       -------------
      Total long-term debt              $     250,533       $     250,860
                                        =============       =============

      Texas Gas filed a Form S-3 Registration Statement with the Securities and Exchange Commission on May 16, 1997, to register debt securities of $200 million to be offered for sale on a delayed or continuous basis. On July 15, 1997, Texas Gas sold $100 million of 7 1/4% debentures due July 15, 2027. The debentures and notes have no sinking fund requirements and may be called at any time, at Texas Gas' option, in whole or in part, at a specified redemption price, plus accrued and unpaid interest to the date of redemption.

      Texas Gas' debentures and notes have restrictive covenants which provide that neither Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.

      Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.


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

      The following table presents the changes in benefit obligations and plan assets for pension benefits for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Balance Sheet at December 31 of each year indicated (expressed in thousands).

                                                             2000            1999
                                                        --------------  -------------
Change in benefit obligation:
   Benefit obligation at beginning of year             $     71,246     $    75,514
    Service cost                                              3,844           3,955
    Interest cost                                             6,514           5,624
    Amendments                                                   -            5,607
    Actuarial (gain) loss                                    13,403         (18,372)
    Benefits paid                                            (1,056)         (1,082)
                                                        -----------     -----------
      Benefit obligation at end of year                      93,951          71,246
                                                        -----------     -----------
Change in plan assets:
    Fair value of plan assets at beginning of year          142,610         120,202
    Actual return on plan assets                             (3,793)         23,490
    Benefits paid                                            (1,056)         (1,082)
                                                        -----------     -----------
      Fair value of plan assets at end of year              137,761         142,610
                                                        -----------     -----------
Funded status                                                43,810          71,364
Unrecognized net actuarial gain                              (4,229)        (34,216)
Unrecognized prior service credit                            (8,112)         (9,415)
                                                        -----------     -----------
Prepaid benefit cost                                    $    31,469     $    27,733
                                                        ===========     ===========


      Net pension benefit expense consists of the following:

                                                                    For the Year Ended December 31,
                                                                   2000           1999            1998
                                                              -------------- --------------  --------------
Components of net periodic pension expense:
      Service cost                                            $     3,844    $    3,955      $    4,133
      Interest cost                                                 6,514         5,624           6,097
      Expected return on plan assets                              (12,791)      (11,143)        (12,081)
      Amortization of prior service credit                         (1,303)       (1,303)         (1,251)
      Recognized net actuarial gain                                -                 -              (31)
      Settlement/curtailment gain                                  -                 -          (23,811)
      Special termination benefit cost                             -              -              16,660
      Regulatory asset accrual                                      3,736         2,867          10,284
                                                              -----------    ----------      ----------

         Net periodic pension expense                         $    -         $     -         $      -
                                                              ===========    ===========     ==========

      The following are the weighted-average assumptions utilized as of December 31 of the year indicated.

                                          2000           1999            1998
                                      -----------    -----------     ----------

      Discount rate                      7.50%           8.00%            7.00%
      Expected return on plan assets    10.00%          10.00%           10.00%
      Rate of compensation increase      5.00%           5.00%            5.00%

     Texas Gas recognizes expense concurrent with the recovery in ra tes. Since Texas Gas' Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates.

    Postretirement Benefits Other than Pensions

      Texas Gas is a participant in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Texas Gas made contributions to Williams' postretirement health care plan of $6.0 million in 2000, $6.2 million in 1999 and $4.5 million in 1998. Texas Gas' latest settled rate case with the FERC (Docket No. RP97-344) allows recovery of $5.9 million annually, including amortization of previously deferred postretirement benefit costs. Net postretirement benefit expense related to Texas Gas' participation in the Williams' plan is $5.9 million for 2000, $5.8 million for 1999 and $5.0 million for 1998, including $2.6 million, $3.0 million and $1.9 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was recognized at the date of acquisition by Williams. The regulatory asset balance as of December 31, 2000 and 1999 was $38.3 million and $40.9 million, respectively. This asset is being amortized concurrent with the recovery of these costs through rates. Based upon the 2000 level of amortization, the regulatory asset balance should be recovered through rates in approximately 15 years.

    Other

      Williams   maintains   various   defined   contribution   plans   covering
substantially all employees. Texas Gas' costs related to these plans were $2.8 million in 2000, $2.7 million in 1999 and $2.8 million in 1998.

      The International Chemical Workers Council of the United Food and Commercial Workers Union Local 187 represents 17% of Texas Gas' total employees. The current collective bargaining agreement between Texas Gas and Local 187 expires on April 30, 2001.

G.  Financial Instruments

      The following methods and assumptions were used by Texas Gas in estimating its fair-value disclosures for financial instruments:

    Cash and Advances to Affiliates: For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. As discussed in Note H, advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions.

    Long-Term Debt: All of Texas Gas' long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 2000 and 1999.

      The carrying amount and estimated fair values of Texas Gas' financial instruments as of December 31, 2000 and 1999, are as follows (expressed in thousands):

                                                         Carrying                   Fair
                                                          Amount                    Value
                                                   2000            1999       2000         1999
                                               -----------      ----------  --------    ----------
      Financial Assets:
        Cash and advances to affiliates        $    65,024    $    74,031   $  65,024   $   74,031
      Financial Liabilities:
        Long-term debt                             250,533        250,860     255,009      247,130

    Sale of Receivables

      Texas Gas has agreed to sell on an ongoing basis, certain of its accounts receivable to TGT Enterprises, Inc., a special-purpose entity (SPE). At December 31, 2000 Texas Gas sold approximately $35.7 million of its accounts receivable in exchange for approximately $26.5 million in cash and approximately $9.2 million in receivables from the SPE. For 2000, cash inflows from the SPE were approximately $293.9 million. The sales of these receivables resulted in a net charge to results of operations of approximately $1.2 million and $1.0 million in 2000 and 1999 respectively. The receivables from the SPE are subject to credit risk to the extent that the underlying receivables sold are not collected. See Concentrations of Credit Risk below.

    Concentrations of Credit Risk

      Collection of the receivables from the SPE is dependent on the collection of the receivables which were sold to the SPE in exchange for the receivables. The underlying receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the Midwestern United States. Texas Gas' credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

H.  Transactions with Major Customers and Affiliates

    Major Customers

      Texas Gas' only major customer for 2000, 1999 and 1998 was ProLiance Energy, LLC. Revenues received from ProLiance Energy, LLC were $37.9 million, $36.5 million, and $39.9 million for the years ended December 31, 2000, 1999 and 1998, respectively, portions of which were included in the refund reserves discussed in Note C.

    Related Parties

      As a subsidiary of Williams, Texas Gas engages in transactions with Williams and other Williams subsidiaries characteristic of group operations.

      Effective April 1, 2000, the general office and management team of Williams Gas Pipeline Central (Central), an affiliate, was combined with Texas Gas' general office and management team in Owensboro, Kentucky. Net amounts charged to Central in 2000, including non-recurring charges related to the move, were $7.2 million.

      As a participant in Williams' cash management program, Texas Gas has advances to and from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas. Net interest income on advances to or from affiliated companies was $5.1 million, $3.7 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $8.0 million, $6.7 million and $5.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Management considers the cost of these services reasonable.

      Texas Gas has contracted with a gas marketing affiliate to be Texas Gas' agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations. Sales and purchases under this agreement do not impact Texas Gas' results of operations.

      Included in Texas Gas' gas sales revenues for the years ended December 31,
2000,  1999  and  1998,  is  $1.2  million,   $0.6  million  and  $0.9  million,
respectively, applicable to gas sales to Texas Gas' gas marketing affiliates.

      Included in Texas Gas' gas transportation revenues for the years ended December 31, 2000, 1999 and 1998, are amounts applicable to transportation for affiliates as follows (expressed in thousands):

                                                                       For the Year Ended December 31,
                                                                       2000          1999          1998
                                                                -------------   ------------   -----------
      Williams Energy Services Company                          $     3,373     $    1,592     $    1,990
      Transcontinental Gas Pipe Line Corporation                      4,200          3,996          4,097
                                                                -----------     ----------     ----------
                                                                $     7,573     $    5,588     $    6,087
                                                                ===========     ==========     ==========


      Included in Texas Gas' cost of gas sold for the year ended December 31, 1998 is $12.4 million applicable to gas purchases from Texas Gas' gas marketing affiliate. Texas Gas did not make gas purchases from its gas marketing affiliate in 2000 and 1999.


I.  Stock-Based Compensation

      Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire ten years after grant.

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Texas Gas was $50.2 million for 2000, $50.3 million for 1999 and $43.7 million for 1998. Reported net income was $52.2 million, $52.3 million and $44.9 million for 2000, 1999 and 1998. Pro forma amounts for 2000 include compensation expense for certain awards made in 1999 and the total compensatory expense from awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from awards made in 1998 and the total compensation expense from certain awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 include the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998, as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

      A summary of stock options granted to employees of Texas Gas under the plans is shown in the following table:

                                                2000         1999         1998
                                            ------------------------------------

      Stock options granted                    190,055      248,821     163,489
      Stock options outstanding              1,456,590    1,455,808   1,397,913
      Stock options exercisable              1,380,390    1,379,608   1,234,424
      Weighted average grant date fair value    $15.44       $11.90       $8.19

      The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 31 percent (28 percent in 1999 and 25 percent in 1998); risk-free interest rate of 6.5 percent (5.6 percent in 1999 and 5.3 percent in 1998); and a dividend yield of
1.5 percent (1.5 percent in 1999 and 2.0 percent in 1998).

J.  Quarterly Information (Unaudited)

      The following summarizes selected quarterly financial data for 2000 and 1999 (expressed in thousands):


                                                                              2000
                                                          First        Second        Third         Fourth
                                                         Quarter       Quarter      Quarter        Quarter
                                                       -----------   -----------  -----------   -----------

Operating revenues                                     $    86,206   $    50,803  $    46,303   $    78,844
Operating expenses                                          41,568        40,296       40,295        43,708
                                                       -----------   -----------  -----------   -----------
     Operating income                                       44,638        10,507        6,008        35,136
                                                       -----------   -----------  -----------   -----------
Interest expense                                             4,976         4,944        4,816         5,069
Other income, net                                           (1,422)       (1,681)      (1,665)       (4,415)
                                                       -----------   -----------  -----------   -----------
Income before income taxes                                  41,084         7,244        2,857        34,482
Provision for income taxes                                  15,908         2,911          927        13,674
                                                       -----------   -----------  -----------   -----------

Net income                                             $    25,176   $     4,333  $     1,930   $    20,808
                                                       ===========   ===========  ===========   ===========



                                                                              1999
                                                          First         Second         Third      Fourth
                                                         Quarter        Quarter       Quarter     Quarter

Operating revenues                                     $    88,368   $    51,973  $    52,402   $    79,911
Operating expenses                                          42,100        40,894       39,296        48,808
                                                       -----------   -----------  -----------   -----------
     Operating income                                       46,268        11,079       13,106 1/     31,103
                                                       -----------   -----------  ----------- -  ----------
Interest expense                                             4,875         4,958        5,060         4,909
Other income, net                                             (944)       (1,026)      (1,246)       (1,080)
                                                       -----------   -----------  -----------   -----------
Income before income taxes                                  42,337         7,147        9,292        27,274
Provision for income taxes                                  16,844         2,859        3,429        10,575
                                                       -----------   -----------  -----------   -----------

Net income                                             $    25,493   $     4,288  $     5,863   $    16,699
                                                       ===========   ===========  ===========   ===========




1/ Includes $7.4 million from the settlement of regulatory and rate issues related to Texas Gas' RP97-344 rate case

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

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.* Financial Statements

      Included in Item 8, Part II of this Report

         Report of Independent Auditors on Financial Statements

         Balance Sheets at December 31, 2000 and 1999

         Statements of Income for the years ended December 31, 2000,  1999, and
          1998

         Statements of Retained Earnings and Paid-In Capital for the years ended
          December 31, 2000, 1999, and 1998

         Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

(b) Reports on Form 8-K
      None.

 * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXAS GAS TRANSMISSION CORPORATION


                                              By:    /s/  S. W. Harris
                                             -----------------------------------
                                                          S. W. Harris
                                         Controller and Chief Accounting Officer


Dated:     March 12, 2001
        ------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Cuba Wadlington *                 President and Chief Executive Officer
------------------------------
     Cuba Wadlington                 (Principal Executive Officer)

/s/ Nick A. Bacile *                  Vice President and Chief Financial Officer
------------------------------
    Nick A. Bacile                   (Principal Executive Officer)

/s/ Keith E. Bailey *                 Director
------------------------------
    Keith E. Bailey

/s/ Kim R Cocklin *                   Director
------------------------------
    Kim R Cocklin




*By:  /s/ S. W. Harris
      ------------------------
          S. W. Harris
          Attorney-in-fact

Dated:   March 12, 2001
      ------------------------