Form 10-Q
period 2001-04-30
TEXAS GAS TRANSMISSION CORP
filed 2001-05-15
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2001

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

    Registrant's telephone number, including area code: (270) 926-8686
                                                        --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of May 15, 2001
                                                 -------------------------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION

                                TABLE OF CONTENTS



                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - Assets .........................................  3

          Balance Sheets - Liabilities and Stockholder's Equity............  4

          Statements of Income.............................................  5

          Statements of Cash Flows  .......................................  6

          Condensed Notes to Financial Statements .........................  7

Item 2.   Management's Narrative Analysis of the Results of Operations..... 11


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................. 13

SIGNATURE.................................................................. 14






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2000 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                  ASSETS                                 2001          2000
                                                      -----------   ------------
Current Assets:
    Cash and cash equivalents                          $       43     $      261
    Receivables:
       Trade                                                7,857          9,218
Affiliates                                                  2,612          2,610
       Other                                                  694          1,535
    Gas Receivables:
       Transportation and exchange                          2,203          1,543
       Storage                                              6,885          4,165
    Advances to affiliates                                 63,759         64,763
    Inventories                                            14,716         15,125
    Deferred income taxes                                  15,801         14,544
    Costs recoverable from customers                       15,283         15,894
    Gas stored underground                                  3,486          3,486
    Prepaid expenses                                          926          1,536
    Other                                                      18             18
                                                       ----------     ----------
       Total current assets                               134,283        134,698
                                                       ----------     ----------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                      1,012,258      1,011,447
    Other natural gas plant                               155,759        152,919
                                                       ----------     ----------
                                                        1,168,017      1,164,366
    Less -- Accumulated depreciation and
      amortization                                        171,822        166,857
                                                       ----------     ----------
       Property, plant and equipment, net                 996,195        997,509
                                                       ----------     ----------

Other Assets:
    Gas stored underground                                 83,365         91,307
    Costs recoverable from customers                       45,465         46,264
    Prepaid pension                                        32,620         31,469
    Other                                                   8,754         10,243
                                                       ----------     ----------
       Total other assets                                 170,204        179,283
                                                       ----------     ----------

       Total Assets                                    $1,300,682     $1,311,490
                                                       ==========     ==========


         The accompanying condensed notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                         MARCH 31,  DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                        2001        2000
                                                         ----------  -----------
Current Liabilities:
    Payables:
       Trade                                             $    2,524   $    1,043
       Affiliates                                             7,044       10,311
       Other                                                  2,564        7,213
    Gas Payables:
       Transportation and exchange                            1,176        5,011
       Storage                                                2,468        9,542
    Accrued income taxes due affiliate                       17,535       23,841
    Accrued taxes other                                      16,096       15,889
    Accrued interest                                          1,511        6,557

    Accrued payroll and employee benefits                    31,525       37,117
    Other accrued liabilities                                15,716        9,253
    Reserve for regulatory and rate matters                  22,070       10,473
                                                         ----------   ----------
       Total current liabilities                            120,229      136,250
                                                         ----------   ----------

Long-Term Debt                                              250,446      250,533
                                                         ----------   ----------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                   171,222      165,842
    Postretirement benefits other than pensions              35,249       35,764
    Pension plan costs                                       32,620       31,469
    Other                                                    26,495       26,183
                                                         ----------   ----------
       Total other liabilities and deferred credits         265,586      259,258
                                                         ----------   ----------

Contingent Liabilities and Commitments

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                         1            1
    Premium on capital stock and other paid-in
       capital                                              630,608      630,608
    Retained earnings                                        33,812       34,840
                                                         ----------   ----------
       Total stockholder's equity                           664,421      665,449
                                                         ----------   ----------

       Total Liabilities and Stockholder's Equity        $1,300,682   $1,311,490
                                                         ==========   ==========


         The accompanying condensed notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          2001           2000
                                                        ---------      --------


Operating Revenues:
    Gas transportation                                  $ 84,287       $ 84,363
    Gas storage                                              577            724
    Other                                                  1,347          1,119
                                                        --------       --------
      Total operating revenues                            86,211         86,206
                                                        --------       --------

Operating Costs and Expenses:
    Cost of gas transportation                             1,203            156
    Operation and maintenance                             12,512         11,065
    Administrative and general                            12,520         14,788
    Depreciation and amortization                         11,419         11,382
    Taxes other than income taxes                          4,413          4,177
                                                        --------       --------
      Total operating costs and expenses                  42,067         41,568
                                                        --------       --------

Operating Income                                          44,144         44,638
                                                        --------       --------

Other (Income) Deductions:
    Interest expense                                       5,365          4,976
    Interest income from affiliates                       (1,269)        (1,492)
    Miscellaneous other income, net                          307             70
                                                        --------       --------
      Total other deductions                               4,403          3,554
                                                        --------       --------

Income Before Income Taxes                                39,741         41,084

Provision for Income Taxes                                15,769         15,908
                                                        --------       --------

Net Income                                              $ 23,972       $ 25,176
                                                        ========       ========


         The accompanying condensed notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                            2001         2000
                                                         ----------  -----------

OPERATING ACTIVITIES:
    Net income                                             $ 23,972    $ 25,176
    Adjustments to reconcile to cash provided
     from operations:
       Depreciation and amortization                         11,419      11,382
Provision for deferred income taxes                           4,123       4,617
Changes in receivables                                       (1,178)     (5,160)
       Changes in inventories                                   409        (285)
Changes in other current assets                               1,168       5,159
Changes in accrued income taxes due affiliate                (6,306)      2,202
Changes in payables and accrued liabilities                 (17,503)    (35,418)
Changes in reserve for regulatory and rate matters           11,597        --
       Other, including changes in noncurrent assets
         and liabilities                                      5,122      28,066
                                                           --------    --------
Net cash provided by operating activities                    32,823      35,739
                                                           --------    --------

FINANCING ACTIVITIES:
           Dividends                                        (25,000)       --
                                                           --------    --------
           Net cash used in financing activities            (25,000)       --
                                                           --------    --------

INVESTING ACTIVITIES:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
          funds used during construction                     (8,592)     (6,600)
       Proceeds from sales and salvage values,
          net of costs of removal                              (453)          6
     Advances to affiliates, net                              1,004     (29,232)
                                                           --------    --------
           Net cash used in investing activities             (8,041)    (35,826)
                                                           --------    --------

Decrease in cash and cash equivalents                          (218)        (87)
Cash and cash equivalents at beginning of period                261         266
                                                           --------    --------

Cash and cash equivalents at end of period                 $     43    $    179
                                                           ========    ========



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

    Basis of Presentation

       The financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at March 31, 2001, and results of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 2000 Annual Report on Form 10-K.

       Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

    Seasonal Variation

       Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.


B.  CONTINGENT LIABILITIES AND COMMITMENTS

    Regulatory and Rate Matters and Related Litigation

      FERC Order 637

      On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference with FERC staff and intervenors has been set for May 24, 2001 to discuss this further.

      General Rate Issues

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has been engaged in informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

      Environmental Matters

      As of March 31, 2001, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates facilities in some areas designated as non-attainment for the current ozone standard and is aware that the EPA may designate additional non-attainment areas during 2001 which may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for NOx reductions are estimated to cost in the range of $6 million to $14 million by May 2004 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2001 which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, new regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated during 2001, which may require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2003.

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

      On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed on behalf of the contract employee against Texas Gas; however, damages have not been specified.

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

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)


                        FINANCIAL ANALYSIS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

      Operating income was $0.5 million lower for the three months ended March 31, 2001, than for the three months ended March 31, 2000. The decrease in operating income was due primarily to higher cost of gas transportation and operation and maintenance costs. Decreases to operating income were partially offset by decreased general and administrative costs.

      Operating revenues were comparable to the prior year. Higher rates, subject to refund, from Texas Gas' current rate case (Docket No. RP00-260) and higher revenues from new services were generally offset by lower tracked costs, which are passed through to customers, lower revenues from traditional firm services and lower throughput. Total deliveries were 200.3 Tbtu and 218.9 Tbtu for the first quarter of 2001 and 2000, respectively. The decrease in throughput was due primarily to lower transportation volumes to processing plants. Generally, transportation of this gas is for a relatively short distance; therefore the revenue associated with this transportation is minimal.

      Operating costs and expenses increased $0.5 million primarily attributable to higher costs of gas transportation of $1.0 million and higher operation and maintenance costs of $1.4 million. The increase in operating costs and expenses were partially offset by a $1.4 million decrease in administrative and general costs resulting from the 2000 office consolidation of Texas Gas with Williams Gas Pipelines Central, Inc. and lower tracked costs which are passed through to customers.

                        FINANCIAL CONDITION AND LIQUIDITY

     Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

     As of March 31, 2001, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

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

     Texas Gas' capital expenditures for the first three months of 2001 and 2000 were $9.0 million and $6.6 million, respectively. Capital expenditures for 2001 are expected to approximate $104.3 million.

     Texas Gas' debt as a percentage of total capitalization at both March 31, 2001 and December 31, 2000 was 27.4%.

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this new rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the Commission issued an order on that supplemental filing referring all issues in the case for hearing. Texas Gas has been engaged in informal settlement negotiations under a procedural schedule to attempt to resolve all issues without a formal hearing. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

                                             TEXAS GAS TRANSMISSION CORPORATION



DATE:   May 15, 2001                     BY:      /s/ S. W. Harris
       ------------------------               ----------------------------
                                                      S. W. Harris
                                         Controller and Chief Accounting Officer