Form 10-Q
period 2001-06-30
TEXAS GAS TRANSMISSION CORP
filed 2001-08-10
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,000 shares as of August 10, 2001
-----              ---------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION

                                TABLE OF CONTENTS



                                                                          PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - Assets .......................................     3

          Balance Sheets - Liabilities and Stockholder's Equity..........     4

          Statements of Income...........................................     5

          Statements of Cash Flows  .....................................     6

          Condensed Notes to Financial Statements........................     7

Item 2.   Management's Narrative Analysis of the Results of Operations...    11


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................     13

SIGNATURE...............................................................     14






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2000 Annual Report on Form 10-K and 2001 First Quarter Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                JUNE 30,          DECEMBER 31,
                       ASSETS                     2001                2000
                                          --------------------  ---------------
Current Assets:
    Cash and cash equivalents             $           91     $           261
    Receivables:
       Affiliates                                  2,218               2,610
       Other                                       1,438              10,753
    Gas Receivables:
       Transportation and exchange                 5,040               1,543
       Storage                                     8,175               4,165
    Advances to affiliates                        74,532              64,763
    Inventories                                   14,352              15,125
    Deferred income taxes                         13,221              14,544
    Costs recoverable from customers              16,063              15,894
    Gas stored underground                         3,486               3,486
    Prepaid and other expenses                     1,203               1,554
                                          --------------     ---------------
       Total current assets                      139,819             134,698
                                          --------------     ---------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant             1,021,595           1,011,447
    Other natural gas plant                      159,400             152,919
                                          --------------     ---------------
                                               1,180,995           1,164,366
    Less -- Accumulated depreciation and
      amortization                               182,923             166,857
                                          --------------     ---------------
       Property, plant and equipment, net        998,072             997,509
                                          --------------     ---------------

Other Assets:
    Gas stored underground                        83,454              91,307
    Costs recoverable from customers              44,665              46,264
    Prepaid pension                               33,771              31,469
    Other                                         11,065              10,243
                                          --------------     ---------------
       Total other assets                        172,955             179,283
                                          --------------     ---------------

       Total Assets                       $    1,310,846     $     1,311,490
                                          ==============     ===============




              The accompanying condensed notes are an integral part
                         of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                           JUNE 30,         DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                         2001              2000
                                                         -----------        ------------
Current Liabilities:
    Payables:
       Trade                                           $        3,117    $         1,043
       Affiliates                                               8,862             10,311
       Other                                                    2,541              7,213
    Gas Payables:
       Transportation and exchange                              9,989              5,011
       Storage                                                  3,592              9,542
    Accrued income taxes due affiliate                          4,235             23,841
    Accrued taxes other                                        16,640             15,889
    Accrued interest                                            6,557              6,557
    Accrued payroll and employee benefits                      32,088             37,117
    Other accrued liabilities                                  11,127              9,253
    Reserve for regulatory and rate matters                    25,150             10,473
                                                       --------------    ---------------
       Total current liabilities                              123,898            136,250
                                                       --------------    ---------------

Long-Term Debt                                                250,358            250,533
                                                       --------------    ---------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                     172,306            165,842
    Postretirement benefits other than pensions                34,399             35,764
    Pension plan costs                                         33,771             31,469
    Other                                                      27,865             26,183
                                                       --------------    ---------------
       Total other liabilities and deferred credits           268,341            259,258
                                                       --------------    ---------------

Contingent Liabilities and Commitments

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                           1                  1
    Premium on capital stock and other paid-in
       capital                                                630,608            630,608
    Retained earnings                                          37,640             34,840
                                                       --------------    ---------------
       Total stockholder's equity                             668,249            665,449
                                                       --------------    ---------------

       Total Liabilities and Stockholder's Equity      $    1,310,846    $     1,311,490
                                                       ==============    ===============


              The accompanying condensed notes are an integral part
                         of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                --------------------------------------------------------------------
                                                     2001                2000           2001            2000
                                                -------------       -------------  -------------   -------------
Operating Revenues:
    Gas transportation                           $    46,248    $    48,633        $   130,535     $   132,996
    Gas storage                                          595            557              1,172           1,281
    Other                                              1,356          1,613              2,703           2,732
                                                 -----------    -----------        -----------     -----------
      Total operating revenues                        48,199         50,803            134,410         137,009
                                                 -----------    -----------        -----------     -----------

Operating Costs and Expenses:
    Cost of gas transportation                         1,191          1,850              2,394           2,006
    Operation and maintenance                         11,055         12,518             23,566          23,583
    General and administrative                        10,778         11,321             23,299          26,109
    Depreciation and amortization                     11,418         11,139             22,837          22,521
    Taxes other than income taxes                      2,984          3,468              7,397           7,645
                                                 -----------    -----------        -----------     -----------
      Total operating costs and expenses              37,426         40,296             79,493          81,864
                                                 -----------    -----------        -----------     -----------

Operating Income                                      10,773         10,507             54,917          55,145
                                                 -----------    -----------        -----------     -----------

Other (Income) Deductions:
    Interest expense                                   5,318          4,944             10,683           9,920
    Interest income from affiliates                     (948)        (1,620)            (2,217)         (3,112)
    Miscellaneous other (income)
      deductions, net                                    (71)           (61)               236               9
                                                 ------------   -----------        -----------     -----------
      Total other deductions                           4,299          3,263              8,702           6,817
                                                 -----------    -----------        -----------     -----------

Income Before Income Taxes                             6,474          7,244             46,215          48,328

Provision for Income Taxes                             2,646          2,911             18,415          18,819
                                                 -----------    -----------        -----------     -----------

Net Income                                       $     3,828    $     4,333        $    27,800     $    29,509
                                                 ===========    ===========        ===========     ===========









            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                            2001                     2000
                                                                       -------------            ------------
OPERATING ACTIVITIES:
    Net income                                                       $    27,800               $    29,509
    Adjustments to reconcile to cash provided
     from operations:
       Depreciation and amortization                                      22,837                    22,521
Provision for deferred income taxes                                        7,787                     5,568
Changes in receivables                                                     1,293                    (1,939)
       Changes in inventories                                                773                      (109)
Changes in other current assets                                              129                     6,304
Changes in accrued income taxes due affiliate                            (19,606)                    2,654
Changes in payables and accrued liabilities                               (5,670)                  (31,880)
Changes in reserve for regulatory and rate matters                        14,677                      -
       Other, including changes in noncurrent assets
         and liabilities                                                   4,818                    26,529
                                                                     -----------               -----------
Net cash provided by operating activities                                 54,838                    59,157
                                                                     -----------               -----------

FINANCING ACTIVITIES:
           Dividends                                                     (25,000)                  (36,000)
                                                                     ------------              -----------
           Net cash used in financing activities                         (25,000)                  (36,000)
                                                                     ------------              -----------

INVESTING ACTIVITIES:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
          funds used during construction                                 (21,524)                  (20,911)
       Proceeds from sales and salvage values,
          net of costs of removal                                           (834)                     (527)
    Advances to affiliates, net                                           (7,650)                   (1,933)
                                                                     ------------              ------------
           Net cash used in investing activities                         (30,008)                  (23,371)
                                                                     ------------              -----------

Decrease in cash and cash equivalents                                       (170)                     (214)
Cash and cash equivalents at beginning of period                             261                       266
                                                                     -----------               -----------

Cash and cash equivalents at end of period                           $        91               $        52
                                                                     ===========               ===========



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

    BASIS OF PRESENTATION

       The financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at June 30, 2001, and results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 2000 Annual Report on Form 10-K and Texas Gas' 2001 First Quarter Report on Form 10-Q.

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

B.  CONTINGENT LIABILITIES AND COMMITMENTS

    REGULATORY AND RATE MATTERS AND RELATED LITIGATION

      FERC Order 637

      On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. Subsequent to the conference, Texas Gas provided additional information and has submitted a draft revised compliance plan to all parties for discussion.

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




      Environmental Matters

      As of June 30, 2001, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

      Other Legal Issues

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint were filed by various defendants including Williams. In May 2001, the Court denied the pending motions.

      On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed on behalf of the contract employee against Texas Gas; however, damages have not been specified.

      On June 8, 2001, fourteen Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipelines and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities will join other defendants in filing at least two dispositive motions, along with contesting class certification in the next several months.

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

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)


                        FINANCIAL ANALYSIS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2000

      Operating income was $0.2 million lower for the six months ended June 30, 2001, than for the six months ended June 30, 2000. The decrease in operating income was due primarily to $2.6 million in lower revenues and $0.4 million in higher costs of gas transportation, partially offset by a $2.8 million decrease in general and administrative costs. Interest expense increased $0.8 million due primarily to interest on refund reserves related to Texas Gas' current rate case (Docket RP00-260). Interest income decreased $0.9 million due primarily to lower rates on an interest bearing note balance between Texas Gas and WGP.

      Operating revenues were lower for the period indicated, primarily due to lower tracked costs, which are passed through to customers, lower revenues from traditional firm services and lower throughput, partially offset by higher revenues from new services. Total deliveries were 348.9 Tbtu and 377.6 Tbtu for the first six months of 2001 and 2000, respectively. The decrease in throughput was due primarily to lower transportation volumes to processing plants. Generally, transportation of this gas is for a relatively short distance; therefore, the revenue associated with this transportation is minimal.

      Operating costs and expenses decreased $2.4 million primarily attributable to a $2.8 million decrease in general and administrative costs primarily resulting from the 2000 office consolidation of Texas Gas with Williams Gas Pipeline Central, Inc. and lower tracked costs which are passed through to customers. The decrease in general and administrative costs was partially offset by a $2.0 million reserve for the settlement of legal matters and $0.4 million in higher costs of transportation.

                        FINANCIAL CONDITION AND LIQUIDITY

      Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

      As of June 30, 2001, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

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

      In accordance with FAS 140, Texas Gas changed the structure of its receivables program as of April 1, 2001. Upon that date, TGT Enterprises, Inc., which formerly was a special purpose entity, became a qualified special purpose entity. Texas Gas has an agreement to sell, on an ongoing basis, certain of its trade receivables to the qualified special purpose entity. At June 30, 2001 and December 31, 2000, Texas Gas had sold $13.0 million and $35.7 million of its trade receivables, respectively to TGT Enterprises, Inc. in exchange for $11.5 million and $26.5 million, respectively, in cash from a third party and a beneficial interest in $1.5 million and $9.2 million, respectively, of the accounts receivable from TGT Enterprises, Inc.

      Texas Gas' capital expenditures for the first six months of 2001 and 2000 were $22.4 million and $21.4 million, respectively. Capital expenditures for 2001 are expected to approximate $88.8 million.

      Texas Gas' debt as a percentage of total capitalization at June 30, 2001 and December 31, 2000 was 27.3% and 27.4%, respectively.

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

                (a)Exhibits

                      None


                (b)   Reports on Form 8-K

                      None

                                S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEXAS GAS TRANSMISSION CORPORATION


DATE:   August 10, 2001               BY:        /s/  S. W. Harris
     ----------------------------        --------------------------------------
                                                     S. W. Harris
                                        Controller and Chief Accounting Officer