Form 10-Q
period 2001-09-30
TEXAS GAS TRANSMISSION CORP
filed 2001-11-13
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            1,000 SHARES AS OF NOVEMBER 12, 2001
                                            ------------------------------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION

                                TABLE OF CONTENTS



                                                                         PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - Assets ..........................................  3

          Balance Sheets - Liabilities and Stockholder's Equity      .......  4

          Statements of Income..............................................  5

          Statements of Cash Flows  ........................................  6

          Condensed Notes to Financial Statements            ...............  7

Item 2.   Management's Narrative Analysis of the Results of Operations ..... 12


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................  14

SIGNATURE..................................................................  15






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2000 Annual Report on Form 10-K and 2001 First and Second Quarter Reports on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                               SEPTEMBER 30,      DECEMBER 31,
                       ASSETS                        2001               2000
                                             ----------------      -------------
Current Assets:
    Cash and cash equivalents                $        -        $           261
    Receivables:
       Affiliates                                     1,241             11,824
       Other                                          3,221              1,539
    Gas Receivables:
       Transportation and exchange                      239              1,543
       Storage                                        4,154              4,165
    Advances to affiliates                           69,165             64,763
    Inventories                                      13,882             15,125
    Deferred income taxes                            17,868             14,544
    Costs recoverable from customers                 17,635             15,894
    Gas stored underground                            3,486              3,486
    Prepaid and other expenses                        2,112              1,554
                                             --------------    ---------------
       Total current assets                         133,003            134,698
                                             --------------    ---------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                1,041,182          1,011,447
    Other natural gas plant                         161,068            152,919
                                             --------------    ---------------
                                                  1,202,250          1,164,366
    Less -- Accumulated depreciation and
      amortization                                  193,246            166,857
                                             --------------    ---------------
       Property, plant and equipment, net         1,009,004            997,509
                                             --------------    ---------------

Other Assets:
    Gas stored underground                          105,841             91,307
    Costs recoverable from customers                 39,123             46,264
    Prepaid pension                                  34,576             31,469
    Other                                            10,880             10,243
                                             --------------    ---------------
       Total other assets                           190,420            179,283
                                             --------------    ---------------

       Total Assets                          $    1,332,427    $     1,311,490
                                             ==============    ===============




         The accompanying condensed notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,           DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2001                    2000
                                                                  -------------------     ------------------
Current Liabilities:
    Payables:
       Trade                                                   $        2,699             $         1,043
       Affiliates                                                       8,747                      10,311
       Other                                                           12,080                       7,213
    Gas Payables:
       Transportation and exchange                                     11,297                       5,011
       Storage                                                         10,847                       9,542
    Accrued income taxes due affiliate                                  9,615                      23,841
    Accrued taxes other                                                19,133                      15,889
    Accrued interest                                                    1,510                       6,557

    Accrued payroll and employee benefits                              34,331                      37,117
    Other accrued liabilities                                          11,046                       9,253
    Reserve for regulatory and rate matters                            27,625                      10,473
                                                               --------------             ----------------------------------
       Total current liabilities                                      148,930                     136,250
                                                               --------------             ---------------

Long-Term Debt                                                        250,267                     250,533
                                                               --------------             ---------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                             171,687                     165,842
    Postretirement benefits other than pensions                        31,724                      35,764
    Pension plan costs                                                 34,576                      31,469
    Other                                                              28,822                      26,183
                                                               --------------             ---------------
       Total other liabilities and deferred credits                   266,809                     259,258
                                                               --------------             ---------------

Commitments and Contingencies

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                                   1                           1
    Premium on capital stock and other paid-in
       capital                                                        630,608                     630,608
    Retained earnings                                                  35,812                      34,840
                                                               --------------             ---------------
       Total stockholder's equity                                     666,421                     665,449
                                                               --------------             ---------------

       Total Liabilities and Stockholder's Equity              $    1,332,427             $     1,311,490
                                                               ==============             ===============


The  accompanying  condensed  notes  are an  integral  part of  these  financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                ------------------------------     ------------------------------
                                                     2001                2000           2001            2000
                                                -------------       -------------  -------------   -------------

Operating Revenues:
    Gas transportation                           $    41,086    $    44,580        $   171,621     $   177,576
    Gas storage                                          590            595              1,762           1,876
    Other                                              1,077          1,128              3,780           3,860
                                                 -----------    -----------        -----------     -----------
      Total operating revenues                        42,753         46,303            177,163         183,312
                                                 -----------    -----------        -----------     -----------

Operating Costs and Expenses:
    Cost of gas transportation                         1,011          1,633              3,405           3,639
    Operation and maintenance                         11,788         12,390             35,354          35,973
    General and administrative                        12,901         11,832             36,200          37,941
    Depreciation and amortization                     11,505         11,123             34,342          33,644
    Taxes other than income taxes                      3,593          3,336             10,990          10,981
                                                 -----------    -----------        -----------     -----------
      Total operating costs and expenses              40,798         40,314            120,291         122,178
                                                 -----------    -----------        -----------     -----------

Operating Income                                       1,955          5,989             56,872          61,134
                                                 -----------    -----------        -----------     -----------

Other (Income) Deductions:
    Interest expense                                   5,476          4,816             16,159          14,736
    Interest income from affiliates                     (786)        (1,272)            (3,003)         (4,384)
    Miscellaneous other (income)
      deductions, net                                   (303)          (412)               (67)           (403)
                                                 -----------    -----------        -----------     -----------
      Total other deductions                           4,387          3,132             13,089           9,949
                                                 -----------    -----------        -----------     -----------

Income Before Income Taxes                            (2,432)         2,857             43,783          51,185

Provision for Income Taxes                              (604)           927             17,811          19,746
                                                 -----------    -----------        -----------     -----------

Net Income                                       $    (1,828)   $    1,930     $        25,972    $     31,439
                                                 ===========    ==========     ===============    ============


The  accompanying  condensed  notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2001                     2000
                                                                       -------------            ------------
OPERATING ACTIVITIES:
    Net income                                                       $    25,972               $    31,439
    Adjustments to reconcile to cash provided
     from operations:
       Depreciation and amortization                                      34,342                    33,644
       Provision for deferred income taxes                                 2,521                    (3,481)
Changes in operating assets and liabilities:
         Receivables                                                       8,072                    (6,729)
         Inventories                                                       1,243                       (46)
  Other current assets                                                    (5,250)                    7,375
  Accrued income taxes due affiliate                                     (14,226)                   10,102
  Payables and accrued liabilities                                        11,622                   (30,959)
  Reserve for regulatory and rate matters                                 17,152                        36
         Other, including changes in noncurrent assets
          and liabilities                                                 (9,881)                   27,049
                                                                     -----------               -----------
Net cash provided by operating activities                                 71,567                    68,430
                                                                     -----------               -----------

FINANCING ACTIVITIES:
        Dividends                                                        (25,000)                  (46,000)
                                                                     -----------               -----------
           Net cash used in financing activities                         (25,000)                  (46,000)
                                                                     -----------               -----------

INVESTING ACTIVITIES:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
          funds used during construction                                 (44,083)                  (46,566)
       Costs of removal, net of proceeds from
          sales and salvage values                                          (462)                   (1,594)
    Proceeds from sale of long-term investments                             -                          172
    Advances to affiliates, net                                           (2,283)                   25,524
                                                                     -----------               -----------
           Net cash used in investing activities                         (46,828)                  (22,464)
                                                                     -----------               -----------

Decrease in cash and cash equivalents                                       (261)                      (34)
Cash and cash equivalents at beginning of period                             261                       266
                                                                     -----------               -----------

Cash and cash equivalents at end of period                           $     -                   $       232
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

    Basis of Presentation

       The financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at September 30, 2001, and results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 2000 Annual Report on Form 10-K and Texas Gas' 2001 First and Second Quarter Reports on Form 10-Q.

       Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

    Seasonal Variation

       Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

B. COMMITMENTS AND CONTINGENCIES

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

      GENERAL RATE ISSUES

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the Commission issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants, the Indicated Shippers, protested the settlement. On September 21, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the Commission as uncontested for the remaining parties. The parties are awaiting Commission action on the Judge's certification. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

      UNIFORM STANDARDS OF CONDUCT FOR TRANSMISSION PROVIDERS

      On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Texas Gas and its natural gas marketing affiliates. If adopted, these new standards would require the adoption of new compliance measures by Texas Gas.


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

      ENVIRONMENTAL MATTERS

      As of September 30, 2001, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates facilities in some areas designated as non-attainment for the current ozone standard and is aware that the EPA may designate additional non-attainment areas during 2001 which may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost in the range of $6 million to $14 million by May 2004 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas in 2001 which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, draft regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be published during late 2001 or early 2002, which may require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2003; however, an extension of this date may result due to the delay associated with promulgating these rules.

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

      OTHER LEGAL ISSUES

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints were filed by various defendants including Williams. In May 2001, the Court denied the pending motions.

      On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified. On October 4 and 5, 2001 a mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc. (Bluewater)), and Plaintiffs. Settlement was reached with all plaintiffs except one. The trial involving that plaintiff was scheduled for November 5, 2001, but has been postponed to allow further discovery and mediation, until an as yet undetermined date.

      On June 8, 2001, fourteen Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipelines and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed, without prejudice, defendants Williams Pipe Line Company and Williams Interstate Natural Gas Co. The remaining Williams entities will join other defendants in filing at least one more dispositive motion, along with contesting class certification in the next several months.





      SUMMARY OF COMMITMENTS AND CONTINGENCIES

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

C.  ADOPTION OF ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Texas Gas adopted these standards effective January 1, 2001 with no financial impact to results of operations or financial position.

      In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Texas Gas' results of operations and financial position is being evaluated.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement is not expected to have any initial impact on Texas Gas' results of operations or financial position.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)


                        FINANCIAL ANALYSIS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

      Operating income was $4.3 million lower for the nine months ended September 30, 2001, than for the nine months ended September 30, 2000. The decrease in operating profit was due primarily to $6.1 million in lower revenues, partially offset by $1.7 million in lower general and administrative costs. Interest expense increased $1.4 million due primarily to interest on refund reserves related to Texas Gas' current rate case (Docket RP00-260). Interest income from affiliates decreased $1.4 million due primarily to lower rates on an interest bearing note balance between Texas Gas and WGP.

      Operating revenues were lower for the period indicated, primarily due to lower tracked costs, which are passed through to customers, lower revenues from traditional firm services primarily due to discounting and lower throughput, partially offset by higher revenues from new services. Total deliveries were
517.7 Tbtu and 531.8 Tbtu for the nine months of 2001 and 2000, respectively.

      Operating costs and expenses decreased $1.9 million primarily attributable to a $1.7 million decrease in general and administrative costs primarily resulting from the 2000 office consolidation of Texas Gas with Williams Gas Pipeline Central, Inc. and lower tracked costs which are passed through to customers. The decrease in general and administrative costs was partially offset by a $2.0 million reserve for the settlement of legal matters and higher charitable contributions.

                        FINANCIAL CONDITION AND LIQUIDITY

      Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

      As of September 30, 2001, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

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

      In accordance with FAS 140, Texas Gas changed the structure of its receivables program as of April 1, 2001. Upon that date, TGT Enterprises, Inc., which formerly was a special purpose entity, became a qualified special purpose entity. Texas Gas has an agreement to sell, on an ongoing basis, certain of its trade receivables to the qualified special purpose entity. At September 30, 2001 Texas Gas had sold $12.6 million of its trade receivables to TGT Enterprises, Inc. in exchange for $10.0 million in cash from a third party and a beneficial interest in $2.6 million of the accounts receivable from TGT Enterprises, Inc. At December 31, 2000, Texas Gas had sold $35.7 million of its trade receivables to TGT Enterprises, Inc. in exchange for $26.5 million in cash from a third party and a note receivable of $9.2 million from TGT Enterprises, Inc.

      Texas Gas' capital expenditures for the first nine months of 2001 and 2000 were $44.5 million and $48.2 million, respectively. Capital expenditures for 2001 are expected to approximate $115.7 million.

      Texas Gas' debt as a percentage of total capitalization at September 30, 2001 and December 31, 2000 was 27.3% and 27.4%, respectively.

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. This rate case reflects a requested annual revenue increase of approximately $81 million, based on filed rates, primarily attributable to increases in the utility rate base, depreciation expense, rate of return and related taxes, and revised system rate design quantities. Texas Gas also proposes in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the Commission issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the Commission issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants, the Indicated Shippers, protested the settlement. On September 21, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the Commission, as uncontested for the remaining parties. The parties are awaiting Commission action on the Judge's certification. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

                                             TEXAS GAS TRANSMISSION CORPORATION



DATE:   NOVEMBER 12, 2001                      BY: /S/  S. W. HARRIS
     ------------------------------               ----------------------------
                                                      S. W. Harris
                                        Controller and Chief Accounting Officer