Form 10-K405
period 2001-12-31
TEXAS GAS TRANSMISSION CORP
filed 2002-03-11
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2001
                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares as of March 8, 2002
-------------

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                                 2001 FORM 10-K
                       TEXAS GAS TRANSMISSION CORPORATION





                                     PART I

Item 1. Business...........................................................3


Item 2. Properties.........................................................8


Item 3. Legal Proceedings..................................................9


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.9


Item 7.    Management's Narrative Analysis of the Results of Operations.......9


Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........13


Item 8.    Financial Statements and Supplementary Data.......................14


Item 9.   Changes in and Disagreements with Accountants on Accounting ........
       and Financial Disclosure..............................................39


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....39

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


TRANSPORTATION AND SALES

      At December 31, 2001, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 5,900 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations having a sea-level-rated capacity totaling approximately 556,000 horsepower.

      Texas Gas owns and operates natural gas storage reservoirs in nine underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of Texas Gas' certificated storage fields is approximately 178 Bcf of gas. Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "No-Notice" transportation service, which allows Texas Gas' customers to temporarily draw from Texas Gas' storage gas to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide "Summer No-Notice" (SNS) transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas' storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

      In 2001, Texas Gas transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and indirectly to customers in the Northeast. Texas Gas transported gas for 105 distribution companies and municipalities for resale to residential, commercial and industrial end users. Texas Gas provided transportation services to approximately 15 industrial customers located along its system. At December 31, 2001, Texas Gas had transportation contracts with approximately 560 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of Texas Gas in 2001, ProLiance Energy, LLC (ProLiance) accounted for approximately 13.9 percent of total operating revenue. No other customer accounted for more than 10 percent of total operating revenue in 2001. Texas Gas' firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas' business. Additionally, Texas Gas offers interruptible transportation, short-term firm transportation and storage services under agreements that are generally short-term.


OPERATING STATISTICS

      The following table summarizes Texas Gas' total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                          FOR THE YEAR ENDED DECEMBER 31,
                                         2001             2000          1999
                                     ------------- --------------  ------------
Transportation Volumes                    709.8       737.8            749.6
Average Daily Transportation Volumes        1.9         2.0              2.1
Average Daily Firm Reserved Capacity        2.1         2.1              2.2


REGULATORY MATTERS

      Texas Gas is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Texas Gas holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA.

      Texas Gas is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

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

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002 the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. Parties have 30 days to seek rehearing of the order. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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


COMPETITION

      Texas Gas competes primarily with other interstate pipelines in the transportation of natural gas, and natural gas competes with other forms of energy available to Texas Gas' customers, including electricity, coal, and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC's continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of Texas Gas' traditional customer base. As a result, segmentation and capacity release have created an active secondary market, which is increasingly competitive with Texas Gas.

      When restructured tariffs became effective under FERC Order 636 in 1993, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. Texas Gas is continuing to work diligently to pursue new markets to replace those turning back capacity and to remarket any unsold capacity. During 2001, Texas Gas remarketed the majority of the capacity that was turned back and expects to either renegotiate or otherwise remarket the capacity subject to turnback in 2002. Texas Gas anticipates that it will continue to be able to remarket most future capacity subject to turnback, although competition may cause the remarketed capacity to be sold at lower rates and or for shorter terms.

      On February 9, 2000, the FERC issued a final rule, Order 637, in which the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. Subsequent to the conference, Texas Gas provided additional information and has submitted a draft revised compliance plan to all parties for discussion.

      In response to the evolving marketplace, and in accordance with Order 637, Texas Gas instituted two new services in 2000 designed to be more responsive to today's competitive markets. First, in June 2000, Texas Gas initiated service under its SNS Rate Schedule. SNS is a seasonal service designed to provide sufficient pipeline and storage flexibility to meet the needs of certain summertime shippers. While designed with the growing power generation market in mind, the service is available to any shipper. Additionally, in November 2000, Texas Gas began providing service under its Short-term Firm (STF) Rate Schedule. STF provides various contractual term and pricing options for shippers who may desire to contract for capacity on a short-term basis (i.e., for any length of time less than one year), or for contract demand levels that vary within the year. STF incorporates seasonal pricing provisions, and the prices may also be term differentiated within the season such that shorter-term contracts may be required to pay higher prices. The STF Rate Schedule is effective, subject to refund and to the outcome of Texas Gas' pending general rate case.

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


OWNERSHIP OF PROPERTY

      Texas Gas' pipeline system is owned in fee, with certain portions, such as the offshore areas, being held jointly with third parties. However, a substantial portion of Texas Gas' system is constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across property owned by others. The majority of Texas Gas' compressor stations, with appurtenant facilities, are located in whole or in part on lands owned in fee by Texas Gas, with a few sites held under long-term leases or permits issued or approved by public authorities. Storage facilities are either owned or contracted for under long-term leases.


EMPLOYEE RELATIONS

      Texas Gas had 882 employees as of December 31, 2001. Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period. The International Chemical Workers Union Council of the United Food and Commercial Workers International Union, Local 187C, represents 144 of Texas Gas' 341 field operating employees. The current collective bargaining agreement between Texas Gas and Local 187 expires on April 30, 2004.

      In January 2002, Williams announced the goal to reduce its annual operating expenses based on its current cost structure by $50 million, effective 2003. Management is evaluating its organizational structure to determine effective and efficient ways to align services to meet Williams' current business requirements as an energy-only company. In conjunction with this goal, Williams is offering an enhanced-benefit early retirement option to certain employee groups. Williams also will offer severance and redeployment services to employees whose positions are eliminated as a result of the organizational changes. Texas Gas has 35 employees who received the enhanced-benefit early retirement offering.

      Texas Gas has a non-contributory, defined benefit pension plan and various other plans, which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors may participate in these plans.


FORWARD-LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Texas Gas' expected future results based on current and pending business operations. Texas Gas makes these forwarding-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Texas Gas believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

      The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
o Changes in general economic conditions in the United States and changes in the industries in which Texas Gas conducts business;
o Changes in federal or state laws and regulations to which Texas Gas is subject, including tax, environmental and employment laws and regulations;
o The cost and effects of legal and administrative claims and proceedings against Texas Gas;
o Conditions of the capital markets Texas Gas utilizes to access capital to finance operations;
o The ability to raise capital in a cost-effective way;
o The effect of changes in accounting policies;
o The ability to manage rapid growth;
o The ability to control costs;
o The ability to successfully implement key systems, such as service delivery systems;
o The impact of future federal and state regulations of business activities, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters discussed herein;
o The ability of Texas Gas to develop expanded markets and product offerings as well as Texas Gas' ability to maintain existing markets;
o The ability of Texas Gas and its subsidiaries to obtain governmental and regulatory approval of various expansion projects;
o Future utilization of pipeline capacity, which can depend on energy prices, competition from other pipelines and alternative fuels, the general level of natural gas and petroleum product demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions.
o Global and domestic economic repercussions from terrorist activities and the government's response thereto.


ITEM 2.  PROPERTIES.

      See "Item 1.  Business."

ITEM 3.  LEGAL PROCEEDINGS.

      For a discussion of Texas Gas' current legal proceedings, see Note C of Notes to Financial Statements contained in Item 8 hereof.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

      (a) and (b) As of March 8, 2002, all of the outstanding shares of Texas Gas' common stock are owned by WGP, a wholly-owned subsidiary of Williams. Texas Gas' common stock is not publicly traded and there exists no market for such common stock.


ITEM 7.      MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.

INTRODUCTION

      Property, plant and equipment, net at December 31, 2001, includes approximately $358 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' 1995 and prior acquisitions of Texas Gas. The original amount of $430 million is being depreciated over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

EFFECT OF INFLATION

      Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Texas Gas' property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Texas Gas believes it will be allowed to recover and earn a return based on increased actual costs incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Texas Gas' ability to price services or products based upon inflation's effect on costs.

CRITICAL ACCOUNTING POLICIES

         Texas Gas' discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Texas Gas to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Texas Gas' estimates are evaluated on an on-going basis. Texas Gas' estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Revenue reserved for refund

      Texas Gas is regulated by the FERC. The FERC regulatory processes and procedures govern the tariff rates that Texas Gas is permitted to charge to customers for interstate transportation of natural gas. Accordingly, certain revenues collected by Texas Gas may be subject to possible refunds upon final orders in pending rate cases with the FERC. Texas Gas records estimates of rate refund reserves considering Texas Gas' and other third-party's regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2001, Texas Gas had accrued $31.1 million for potential rate refunds in pending rate case proceedings (see Note C for a summary of pending rate cases before the FERC). Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate.

    Contingent liabilities

      Texas Gas establishes reserves for estimated loss contingencies when it believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

                        FINANCIAL ANALYSIS OF OPERATIONS

2001 COMPARED TO 2000

      Operating income was $2.5 million lower for the year ended December 31, 2001, than for 2000. The decrease in operating income was due primarily to $10.6 million in lower revenues, partially offset by $5.1 million in lower administrative and general costs, a $2.6 million decrease in the cost of gas transportation, and $2.6 million in lower ad valorem and use taxes, which is included in taxes other than income taxes.

      Operating revenues decreased $10.6 million primarily due to lower tracked costs, which are passed through to customers, lower revenues from traditional firm services primarily due to turnback capacity remarketed at discounted rates and/or for shorter contract terms, partially offset by higher revenues from new services. Total deliveries were 709.8 trillion British thermal units (TBtu) and
737.8 TBtu for the years December 31, 2001 and 2000, respectively.

      Operating costs and expenses decreased $8.1 million mainly attributable to a $5.1 million decrease in administrative and general costs primarily resulting from the 2000 office consolidation of Texas Gas and Williams Gas Pipeline Central, Inc., an affiliate, and lower tracked costs which are passed through to customers. The decrease in administrative and general costs was partially offset by higher charitable contributions. The cost of gas transportation decreased $2.6 million primarily due to a decrease in tracked costs and certain other normal operating activities. Ad valorem and use tax decreased $2.6 million due primarily to favorable settlements of outstanding prior year tax issues.

      Net income decreased $7.1 million primarily due to the reasons discussed above and a $1.9 million increase in interest expense due primarily to interest on rate refund reserves related to Texas Gas' current rate case (Docket RP00-260). Interest income from affiliates decreased $1.7 million due primarily to lower rates on an interest bearing note balance between Texas Gas and WGP.

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

      As of December 31, 2001, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

      As a participant in Williams' cash management program, Texas Gas has advances to and/or from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas.

      Texas Gas expects to access public and private capital markets, as needed, to finance its own capital requirements.

      Texas Gas, through a wholly owned bankruptcy remote subsidiary, sells certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. At December 31, 2001, Texas Gas sold $29.0 million of its accounts receivable in exchange for $21.0 million in cash and a subordinated retained interest in approximately $8.0 million of the accounts receivable sold to the SPE. In 2000, Texas Gas sold accounts receivable to the SPE under a similar structure. For 2001 and 2000, Texas received cash from the SPE of approximately $295.0 million and $293.9 million, respectively. The sales of these receivables resulted in a charge to results of operations of approximately $1.3 million and $1.2 million in 2001 and 2000, respectively. The retained interest in accounts receivable sold to the SPE is subject to credit risk to the extent that these receivables are not collected.

      Texas Gas' capital expenditures for the years ended December 31, 2001 and 2000 were $108.4 million and $65.9 million, respectively. Texas Gas' capital expenditures budget for 2002 is $68.8 million.

      Texas Gas' debt as a percentage of total capitalization at December 31, 2001 and 2000 was 26.7% and 27.4%, respectively.

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. Parties have 30 days to seek rehearing of the order. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Texas Gas' market risk is limited to its long-term debt. All interest on long-term debt is fixed in nature. Total long-term debt at December 31, 2001, had a carrying value of $250.2 million and a fair value of $257.2 million. The weighted-average interest rate of Texas Gas' long-term debt is 8.08%. Texas Gas' $150 million (8 5/8%) and $100 million (7 1/4%) long-term debt issues mature in 2004 and 2027, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Texas Gas Transmission Corporation

      We have audited the accompanying balance sheets of Texas Gas Transmission Corporation as of December 31, 2001 and 2000, and the related statements of income, retained earnings and paid-in capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                       /s/  Ernst & Young LLP
                                                           ERNST & YOUNG LLP

Houston, Texas
March 4, 2002

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



                                                                DECEMBER 31,            DECEMBER 31,
         ASSETS                                                        2001                   2000
                                                                ------------------     -------------------
Current Assets:
    Cash and cash equivalents                                    $            86       $          261
    Receivables:
      Accounts receivable - TGT Enterprises, Inc.                          7,003                9,214
      Other Affiliates                                                       278                2,610
      Other                                                                1,470                1,539
    Gas receivables:
      Transportation and exchange                                          1,627                1,543
      Storage                                                                  -                4,165
    Advances to affiliates                                                66,299               64,763
    Inventories                                                           13,950               15,125
    Deferred income taxes                                                 20,492               14,544
    Costs recoverable from customers                                      17,261               15,894
    Gas stored underground                                                 3,486                3,486
    Prepaid and other expenses                                             1,551                1,554
                                                                 ---------------       --------------
      Total current assets                                               133,503              134,698
                                                                 ---------------       --------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                     1,096,620            1,011,447
    Other natural gas plant                                              167,137              152,919
                                                                 ---------------       --------------
                                                                       1,263,757            1,164,366
    Less - Accumulated depreciation and
      amortization                                                       202,479              166,857
                                                                 ---------------       --------------
      Property, plant and equipment, net                               1,061,278              997,509
                                                                 ---------------       --------------

Other Assets:
    Gas stored underground                                               118,883               91,307
    Costs recoverable from customers                                      37,641               46,264
    Prepaid pension                                                       35,612               31,469
    Other                                                                  9,602               10,243
                                                                 ---------------       --------------
        Total other assets                                               201,738              179,283
                                                                 ---------------       --------------

      Total Assets                                               $     1,396,519       $    1,311,490
                                                                 ===============       ==============





      The accompanying notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)


                                                                     DECEMBER 31,         DECEMBER 31,
                                                                        2001                 2000
                                                                     -------------------  ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Payables:
      Trade                                                          $       5,685        $        1,043
      Affiliates                                                            32,822                10,311
      Other                                                                 10,139                 7,213
    Gas payable
      Transportation and exchange                                           15,437                 5,011
      Storage                                                               16,005                 9,542
    Accrued income taxes due affiliate                                      18,915                23,841
    Accrued taxes other                                                     11,708                15,889
    Accrued interest                                                         6,557                 6,557
    Accrued payroll and employee benefits                                   34,732                37,117
    Other accrued liabilities                                                9,105                 9,253
    Reserve for regulatory and rate matters                                 31,107                10,473
                                                                     -------------        --------------
         Total current liabilities                                         192,212               136,250
                                                                     -------------        --------------

Long-Term Debt                                                             250,174               250,533
                                                                     -------------        --------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                                  172,892               165,842
    Postretirement benefits other than pensions                             30,101                35,764
    Pension plan costs                                                      35,612                31,469
    Other                                                                   29,948                26,183
                                                                     -------------        --------------
         Total other liabilities and deferred credits                      268,553               259,258
                                                                     -------------        --------------

Commitments and Contingencies

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000
      shares authorized, issued and outstanding                                  1                     1
    Premium on capital stock and other paid-in capital                     630,608               630,608
    Retained earnings                                                       54,971                34,840
                                                                     -------------        --------------
              Total stockholder's equity                                   685,580               665,449
                                                                     -------------        --------------

         Total Liabilities and Stockholder's Equity                  $   1,396,519        $    1,311,490
                                                                     =============        ==============



                  The accompanying notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                          2001                2000                1999

Operating Revenues:
    Gas transportation                               $   244,124         $   255,181         $   267,030
    Gas storage                                            2,674               2,516               3,798
    Other                                                  4,787               4,459               1,826
                                                     -----------         -----------         -----------
      Total operating revenues                           251,585             262,156             272,654
                                                     -----------         -----------         -----------
Operating Costs and Expenses:
    Cost of gas transportation                             4,293               6,903               8,748
    Operation and maintenance                             49,186              48,024              48,854
    Administrative and general                            46,746              51,824              54,843
    Depreciation and amortization                         45,821              44,781              43,226
    Taxes other than income taxes                         11,712              14,335              15,427
                                                     -----------         -----------         -----------
      Total operating costs and expenses                 157,758             165,867             171,098
                                                     -----------         -----------         -----------

Operating Income                                          93,827              96,289             101,556
                                                     -----------         -----------         -----------

Other (Income) Deductions:
    Interest expense                                      21,678              19,805              19,802
    Interest income from affiliates                       (3,434)             (5,149)             (3,744)
    (Gain) loss on sale of equipment                      -                    (3,712)                32
    Miscellaneous other income, net                          (32)               (322)               (584)
                                                     ------------        ------------        ------------
      Total other deductions                              18,212              10,622              15,506
                                                     -----------         -----------         -----------

Income Before Income Taxes                                75,615              85,667              86,050

Provision for Income Taxes                                30,484              33,420              33,707
                                                     -----------         -----------         -----------

Net Income                                          $     45,131         $    52,247         $    52,343
                                                     ============        ===========         ===========



                    The  accompanying  notes  are  an  integral  part  of  these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                         STATEMENTS OF RETAINED EARNINGS
                               AND PAID-IN CAPITAL
                             (THOUSANDS OF DOLLARS)


                                                   RETAINED           PAID-IN
                                                   EARNINGS           CAPITAL


Balance, December 31, 1998                          6,250              627,046

Add (deduct):
      Net income                                   52,343                  -
      Dividends on common stock                   (24,000)                 -
                                              -----------        -------------
Balance, December 31, 1999                         34,593              627,046

Add (deduct):
      Net income                                   52,247                  -
      Dividends on common stock                   (52,000)                 -
      Capital contributions                           -                  3,562
                                              -----------        -------------
Balance, December 31, 2000                    $    34,840        $     630,608
                                              ===========        =============

Add (deduct):
      Net income                                   45,131                  -
      Dividends on common stock                   (25,000)                 -
                                              -----------        -------------

Balance, December 31, 2001                    $    54,971        $     630,608
                                              ===========        =============


The accompanying notes are an integral part of these financial statements.

                                         TEXAS GAS TRANSMISSION CORPORATION

                                              STATEMENTS OF CASH FLOWS
                                               (THOUSANDS OF DOLLARS)


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             2001             2000              1999

Operating Activities:
Net income                                          $    45,131         $    52,247         $    52,343
    Adjustments to reconcile to cash
       provided from operations:
       Depreciation and amortization                         45,821          44,781              43,226
       Provision (benefit) for deferred
        income taxes                                          1,102          (6,534)             16,075
       (Gain) loss on sale of equipment                           -          (3,712)                 32
       Changes in operating assets and liabilities:
        Receivables                                           4,175          (5,634)              1,920
        Receivable - TGT Enterprises, Inc.                    1,411          (2,204)              1,483
        Inventories                                           1,175             502                (286)
        Other current assets                                  1,481           4,672              (1,793)
        Accrued income taxes due affiliate                   (4,926)         19,746                (673)
        Payables and accrued liabilities                     18,176         (19,929)              2,746
        Reserve for regulatory and rate matters              20,634          10,473             (20,172)
        Other, including changes in non-
          current assets and liabilities                     (1,585)         14,307               1,978
                                                        -----------      -----------         -----------
        Net cash provided by operating activities           132,595         108,715              96,879
                                                        -----------      -----------         -----------

Financing Activities:
    Dividends                                               (25,000)            (52,000)            (39,000)
                                                        -----------         -----------         -----------
           Net cash used in financing activities            (25,000)            (52,000)            (39,000)
                                                        -----------         -----------         -----------

Investing Activities:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
         funds used during construction                    (108,353)            (65,894)            (66,804)
       Advances to affiliates, net                              583               9,002               8,990
    Proceeds from sale of long-term investments                 -                   172                 -
                                                        -----------         -----------         -----------
Net cash used in investing activities                      (107,770)            (56,720)            (57,814)
                                                        -----------         -----------         -----------

Increase (decrease) in cash and cash equivalents               (175)                 (5)                 65
Cash and cash equivalents at beginning of period                261                 266                 201
                                                        -----------         -----------         -----------
Cash and cash equivalents at end of period              $        86         $       261         $       266
                                                        ===========         ===========         ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest (net of amount capitalized)             $    19,714         $    19,539         $    20,756
       Income taxes, net                                     34,243              20,208              18,325
Noncash contribution of equipment                               -                 3,562                 -



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

    Basis of Presentation

      Texas Gas' 1995 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values at the time of the acquisition. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to Texas Gas. Included in property, plant and equipment, net at December 31, 2001, is approximately $358 million related to amounts in excess of the original cost of regulated facilities as a result of Williams' and prior acquisitions. The original amount of $430 million is being depreciated over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current Federal Energy Regulatory Commission (FERC) policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition

      Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Texas Gas is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Texas Gas records rate refund liabilities considering Texas Gas and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks (see Note C for a summary of pending rate cases before the FERC).

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No.101 on Texas Gas' results of operations and financial position was not material.

    Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Securitizations and transfers of financial instruments

      Texas Gas has an agreement to sell, on an ongoing basis, certain of its trade accounts receivable through revolving securitization structures and retains servicing responsibilities as well as a subordinate interest in the transferred receivables. Texas Gas accounts for the securitization of trade accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. As a result, the related receivables are removed from the Balance Sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received.

      Texas Gas determines the fair value of its retained interests based on the present value of future expected cash flows using management's best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, thus the estimated credit loss and discount rates utilized are materially consistent with historical performance. The fair value of the servicing responsibility is estimated based on internal costs, which approximate market. Costs associated with the sale of receivables are included in nonoperating miscellaneous other income, net in the Statements of Income.

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



    Property, Plant and Equipment

      Depreciation is provided primarily on the straight-line method over estimated useful lives (generally 40 to 50 years). Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $43.7 million, $42.7 million and $41.4 million, respectively.

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

    Capitalized Interest

      The allowance for funds used during construction represents the cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 2001, 2000 and 1999, was $0.6 million, $0.7 million and $0.7 million, respectively. The allowance for equity funds used during construction for the years ended December 31, 2001, 2000 and 1999, was $1.3 million, $1.5 million and $1.5 million, respectively. The allowance for borrowed funds used during construction reduces interest expense and the allowance for equity funds is included in miscellaneous other income.

    Gas in Storage

      Texas Gas' gas stored underground, which is valued at historical cost, is used for system management, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "No-Notice" transportation service, which allows customers to temporarily draw from Texas Gas' gas to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide "Summer No-Notice" (SNS) transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas' storage gas in the summer, to be repaid during the same summer season. In accordance with FERC Order 581, that portion of gas stored underground which exceeds Texas Gas' system management requirements, as approved by the FERC, has been classified as a current asset in the accompanying balance sheets.

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

    Cash Equivalents

      Texas Gas includes in cash equivalents any short-term highly-liquid investments that have an original maturity of three months or less when acquired.

    Common Stock Dividends and Returns of Capital

      Texas Gas charges against paid-in capital that portion of any common dividend declaration that exceeds the retained earnings balance. Such excesses are deemed to be returns of capital.

   Cash flows from operating activities

      Texas Gas uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.


    Recent Accounting Standards

      In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The statement is effective for recognition and reclassification of collateral and for disclosures, which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 did not have a material impact on Texas Gas' results of operations and financial position.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Texas Gas' results of operations and financial position was not material.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Texas Gas adopted these standards effective January 1, 2001 with no financial impact to results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The statement becomes effective for all fiscal years beginning after December 15, 2001. Adoption of these standards is not expected to have a material impact on Texas Gas' results of operations or financial position.

      In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Texas Gas' results of operations and financial position is being evaluated.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this Statement did not have any initial impact on Texas Gas' results of operations or financial position.

    Reclassifications

      Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.


C.  COMMITMENTS AND CONTINGENCIES

    Regulatory and Rate Matters and Related Litigation

      FERC Order 637

      On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. Subsequent to the conference, Texas Gas provided additional information and has submitted a draft revised compliance plan to all parties for discussion.

      General Rate Issues

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. Parties have 30 days to seek rehearing of the order. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

      Uniform Standards of Conduct for Transmission Providers

      On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Texas Gas and its natural gas marketing affiliates. If adopted, these standards would require implementation of new compliance measures by Texas Gas.

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

      Environmental Matters

      As of December 31, 2001, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (1 hour standard) and is aware that during 2002 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (8 hour standard). Additional areas designated as non-attainment under the revised standard may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost in the range of $6 million to $14 million by 2005 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated during 2002, which may require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2005; however, an extension of this date may result due to the delay associated with promulgating these rules.

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

      Other Legal Issues

      In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints, filed by various defendants including Williams were denied by the court on May 18, 2001.

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

      On June 8, 2001, fourteen Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipelines and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants. The Williams entities are pursuing dispositive motions and contesting class certification.
      Summary of Commitments and Contingencies

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

    Other Commitments

      Commitments for Construction

      Texas Gas has commitments for construction and acquisition of property, plant and equipment of approximately $10 million at December 31, 2001.


D.  INCOME TAXES

      Following is a summary of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 (expressed in thousands):


                                               FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------
                                             2001             2000              1999
                                        --------------   -------------     -----------

Current provision:

    Federal                             $    24,180      $    33,052       $    15,249
    State                                     5,202            6,902             2,383
                                        -----------      -----------       -----------
                                             29,382           39,954            17,632
                                        -----------      -----------       -----------
Deferred provision (benefit):
    Federal                                     905           (5,385)           13,230
    State                                       197           (1,149)            2,845
                                        -----------      -----------       -----------
                                              1,102           (6,534)           16,075
                                        -----------      ------------      -----------
Income tax provision                    $    30,484      $    33,420       $    33,707
                                        ===========      ===========       ===========



      Reconciliations from the income tax provision at the statutory rate to Texas Gas' income tax provision are as follows (expressed in thousands):



                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------
                                                2001             2000              1999
                                           -----------      -------------     -----------

Provision at statutory rate                $    26,465      $    29,983       $    30,118
    Increases in taxes resulting from:
       State income taxes                        3,506            3,740             3,398
       Other, net                                  513             (303)              191
                                           -----------      ------------      -----------
Income tax provision                       $    30,484      $    33,420       $    33,707
                                           ===========      ===========       ===========





      Significant components of deferred tax liabilities and assets as of December 31, 2001 and 2000, are as follows (expressed in thousands):

                                                        2001               2000
                                                 -------------- ----------------

Deferred tax liabilities:
    Property, plant and equipment                $    196,236     $     186,027
    Recoverable contract reformation costs              2,925             2,925
    Deferred charges                                   -                  2,418
                                                 ------------     -------------
         Total deferred tax liabilities               199,161           191,370
                                                 ------------     -------------

Deferred tax assets:
    Other accrued taxes                                 3,869             3,563
    Accrued payroll, pension and other benefits        24,867            28,179
    Estimated rate refund liability                    12,310             4,135
Deferred income                                         3,527             1,948
    Other liabilities                                   2,188             2,247
                                                 ------------     -------------
         Total deferred tax assets                     46,761            40,072
                                                 ------------     -------------

Net deferred tax liabilities                       $  152,400         $ 151,298
                                                   ==========         =========


E.  FINANCING

      At December 31, 2001 and 2000, long-term debt issues were outstanding as follows (expressed in thousands):
                                                   2001              2000
                                          ---------------     -----------------

      Debentures:
         7 1/4% due 2027                    $     100,000       $     100,000
      Notes:
         8 5/8% due 2004                          150,000             150,000
                                            -------------       -------------
                                                  250,000             250,000
      Unamortized debt premium, net                   174                 533
                                            -------------       -------------
      Total long-term debt                  $     250,174       $     250,533
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

      Texas Gas' debentures and notes have restrictive covenants, which provide that neither Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.


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
                                                        2001            2000
                                                    --------------  ------------
Change in benefit obligation:
    Benefit obligation at beginning of year         $    93,951     $    71,246
    Service cost                                          4,354           3,844
    Interest cost                                         7,065           6,514
    Actuarial loss                                          764          13,403
    Benefits paid                                        (3,697)         (1,056)
                                                    ------------    -----------
      Benefit obligation at end of year                 102,437          93,951
                                                    -----------     -----------
Change in plan assets:
    Fair value of plan assets at beginning of year      137,761         142,610
    Actual return on plan assets                        (11,392)         (3,793)
    Benefits paid                                        (3,697)         (1,056)
                                                    ------------    -----------
      Fair value of plan assets at end of year          122,672         137,761
                                                    -----------     -----------
Funded status                                            20,235          43,810
Unrecognized net actuarial (gain) loss                   22,185          (4,229)
Unrecognized prior service credit                        (6,808)         (8,112)
                                                    ------------    -----------
Prepaid benefit cost                                $    35,612     $    31,469
                                                    ===========     ===========



  Net pension benefit expense consists of the following:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                   2001           2000            1999
                                                              -------------- --------------  -------------
Components of net periodic pension expense:
      Service cost                                            $     4,354    $    3,844      $    3,955
      Interest cost                                                 7,065         6,514           5,624
      Expected return on plan assets                              (14,258)      (12,791)        (11,143)
      Amortization of prior service credit                         (1,304)       (1,303)         (1,303)
      Regulatory asset accrual                                      4,143         3,736           2,867
                                                              -----------    ----------      ----------
         Net periodic pension expense                         $    -         $     -         $      -
                                                              ===========    ===========     ============


      The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                         2001           2000            1999
                                      ----------     -----------      ---------

      Discount rate                      7.50%           7.50%          8.00%
Expected return on plan assets          10.00%          10.00%         10.00%
      Rate of compensation increase      5.00%           5.00%          5.00%


     Texas Gas recognizes expense concurrent with the recovery in rates. Since Texas Gas' Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates.

    Postretirement Benefits Other than Pensions

      Texas Gas is a participant in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Texas Gas made contributions to Williams' postretirement health care plan of $5.2 million in 2001, $6.0 million in 2000 and $6.2 million in 1999. Texas Gas' latest settled rate case with the FERC (Docket No. RP97-344) allows recovery of $5.9 million annually ($5.3 million is included in Texas Gas' pending rate case, Docket No. RP00-260), including amortization of previously deferred postretirement benefit costs. Net postretirement benefit expense related to Texas Gas' participation in the Williams' plan is $5.1 million for 2001, $5.9 million for 2000 and $5.8 million for 1999, including $6.1 million, $2.6 million and $3.0 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was recognized at the date of acquisition by Williams. The regulatory asset balance as of December 31, 2001 and 2000 was $32.2 million and $38.3 million, respectively. This asset is being amortized concurrent with the recovery of these costs through rates. The regulatory asset balance should be recovered through rates in approximately 13 years.

    Other

      Williams   maintains   various   defined   contribution   plans   covering
substantially all employees. Texas Gas' costs related to these plans were $3.2 million in 2001, $2.8 million in 2000 and $2.7 million in 1999.

      The International Chemical Workers Union Council of the United Food and Commercial Workers International Union Local 187C represents 16% of Texas Gas' total employees. The current collective bargaining agreement between Texas Gas and Local 187C expires on April 30, 2004.

      In January 2002, Williams announced the goal to reduce its annual operating expenses based on its current cost structure by $50 million, effective 2003. Management is evaluating its organizational structure to determine effective and efficient ways to align services to meet Williams' current business requirements as an energy-only company. In conjunction with this goal, Williams is offering an enhanced-benefit early retirement option to certain employee groups. Williams also will offer severance and redeployment services to employees whose positions are eliminated as a result of the organizational changes. Texas Gas has 35 employees who received the enhanced-benefit early retirement offering.


G.  FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by Texas Gas in estimating its fair-value disclosures for financial instruments:

    Cash and Short-Term Financial Assets: For cash and short-term financial assets (advances to affiliates and accounts and note receivable from TGT Enterprises, Inc.), the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. As discussed in Note H, advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions.

    Long-Term Debt: All of Texas Gas' long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 2001 and 2000.

      The carrying amount and estimated fair values of Texas Gas' financial instruments as of December 31, 2001 and 2000, are as follows (expressed in thousands):

                                                CARRYING                FAIR
                                                 AMOUNT                VALUE
                                           2001         2000       2001    2000
Financial Assets:
  Cash and short-term financial assets    $73,388    $74,238     $73,388 $74,238
Financial Liabilities:
  Long-term debt                          250,174    250,533     257,220 255,009

    Sale of Receivables
      Texas Gas, through a wholly owned bankruptcy-remote subsidiary, sells certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. At December 31, 2001, Texas Gas sold $29.0 million of its accounts receivable in exchange for $21.0 million in cash and a subordinated retained interest in approximately $8.0 million of the accounts receivable sold to the SPE. In 2000, Texas Gas sold accounts receivable to the SPE under a similar structure. For 2001 and 2000, Texas received cash from the SPE of approximately $295.0 million and $293.9 million, respectively. The sales of these receivables resulted in a charge to results of operations of approximately $1.3 million and $1.2 million in 2001 and 2000, respectively. The retained interest in accounts receivable sold to the SPE is subject to credit risk to the extent that these receivables are not collected.

    Concentrations of Credit Risk

      Collection of the receivables from the SPE is dependent on the collection of the receivables which were sold to the SPE in exchange for the receivables. The underlying receivables are primarily due from local distribution companies, or their affiliated marketing companies, and other pipeline companies predominantly located in the Midwestern United States. Texas Gas' credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.


H.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

    Major Customers

      Texas Gas' only major customer for 2001, 2000 and 1999 was ProLiance Energy, LLC. Revenues received from ProLiance Energy, LLC were $34.9 million, $37.9 million, and $36.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Related Parties

      As a subsidiary of Williams, Texas Gas engages in transactions with Williams and other Williams subsidiaries characteristic of group operations.

      Effective April 1, 2000, the general office and management team of Williams Gas Pipeline Central (Central), an affiliate, was combined with Texas Gas' general office and management team in Owensboro, Kentucky. Net amounts charged to Central in 2001 were $9.7 million. Net amounts charged to Central in 2000, including non-recurring charges related to the move, were $7.2 million.

      As a participant in Williams' cash management program, Texas Gas has advances to and/or from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas. Net interest income on advances to or from affiliated companies was $3.4 million, $5.1 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $11.0 million, $8.0 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Management considers the cost of these services to be reasonable.

      Texas Gas has contracted with a gas marketing affiliate to be Texas Gas' agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations. Sales and purchases under this agreement do not impact Texas Gas' operating income.

      Included in Texas Gas' other  revenues  for the years ended  December  31,
2001,  2000  and  1999,  is  $1.7  million,   $1.2  million  and  $0.6  million,
respectively, applicable to gas sales to Texas Gas' gas marketing affiliates.

      Included in Texas Gas' gas transportation revenues for the years ended December 31, 2001, 2000 and 1999, are amounts applicable to transportation for affiliates as follows (expressed in thousands):


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                     2001          2000          1999
                                                                -----------------------------------------
      Williams Energy Services Company                          $     2,856     $    3,373     $    1,592
      Transcontinental Gas Pipe Line Corporation                      4,756          4,200          3,996
                                                                -----------     ----------     ----------
                                                                $     7,612     $    7,573     $    5,588
                                                                ===========     ==========     ==========


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

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Texas Gas was $44.4 million for 2001, $50.2 million for 2000 and $50.3 million for 1999. Reported net income was $45.1 million, $52.2 million and $52.3 million for 2001, 2000 and 1999. Pro forma amounts for 2001 include compensation expense for certain awards made in 1999 and compensation expense for awards made in 2001. Pro forma amounts for 2000 include compensation expense for certain awards made in 1999 and the total compensation expense from awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from awards made in 1998 and the total compensation expense from certain awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

      A summary of stock options granted to employees of Texas Gas under the plans is shown in the following table (options in thousands):


                                          ------------------------ ------------------------- ------------------------
                                                   2001                      2000                     1999
                                          ------------------------ ------------------------- ------------------------
                                          ----------- ------------ ------------ ------------ ----------- ------------
                                           Options     Weighted      Options     Weighted     Options     Weighted
                                                        Average                   Average                  Average
                                                       Exercise                  Exercise                 Exercise
                                                         Price                     Price                    Price
                                          ----------- ------------ ------------ ------------ ----------- ------------

Outstanding - beginning of year              1,457    $   26.58       1,456     $   22.97       1,398    $   19.63
Granted                                        237        37.96         190         45.98         249        39.43
Exercised                                      (81)       14.62        (126)        18.64        (171)       16.18
Forfeited/expired                              (16)       36.18          (2)        44.77         (19)       49.15
Adjustment for WCG spin-off (1)                145         -              -          -            -           -
Employee transfers, in                          20        24.08          74         26.19         174        19.08
Employee transfers, out                        (25)       24.20        (135)        21.96        (175)       19.53
                                          ----------- ------------ ------------ ------------ ----------- ------------
Outstanding - end of year                    1,737    $   26.39       1,457     $   26.57       1,456    $   22.98
                                          =========== ============ ============ ============ =========== ============
                                          =========== ============ ============ ============ =========== ============
Exercisable at year end                      1,412    $   24.46       1,380     $   25.97       1,380    $   22.16
                                          =========== ============ ============ ============ =========== ============

-----------
(1)      Effective with the spin-off of Williams  Communications  Group (WCG) on
         April 23, 2001, by Williams,  the number of unexercised  Williams stock options and the exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the spin-off.

      The following summary provides information about stock options granted to employees of Texas Gas that are outstanding and exercisable at December 31, 2001 (options in thousands):

                             ------------------------------------------ --------------------------
                                           Stock Options                Stock Options Exercisable
                                            Outstanding
                             ------------------------------------------ --------------------------
   Range of Exercise Prices   Options      Weighted       Weighted       Options      Weighted
                                                           Average
                                           Average        Remaining                    Average
                                           Exercise      Contractual                  Exercise
                                            Price        Life (yrs)                     Price
                             -----------
   -------------------------             ------------- ---------------- ----------- --------------
   $7.63 to $25.14                860    $   16.69            4.7            861    $   16.69
   ------------------------- ----------- ------------- ---------------- -----------
                                                                                    --------------
   $26.79 to $42.30               877        35.91            7.9            551        36.58
   -------------------------
                             ----------- ------------- ---------------- ----------- --------------
                                1,737    $   26.39            6.3          1,412    $   24.46
                             =========== ============= ================ =========== ==============




      The estimated fair value at date of grant of stock options granted to employees of Texas Gas in 2001, 2000 and 1999, using the Black-Scholes option pricing model, is as follows:

                                                                               2001    2000    1999
      Weighted-average grant date fair value of options
         for Williams common stock granted during the year           ....  $10.93     $15.44   $11.90
                                                                           ======     ======   ======
      Assumptions:
         Dividend yield................................................     1.9%       1.5%      1.5%
         Volatility  ....................................................... 35%        31%       28%
         Risk-free interest rate  ........................................  4.8%       6.5%      5.6%
         Expected life (years)  ..........................................  5.0        5.0       5.0




J.  QUARTERLY INFORMATION (UNAUDITED)

      The following summarizes selected quarterly financial data for 2001 and 2000 (expressed in thousands):


                                                                              2001
                                                          FIRST       SECOND         THIRD        FOURTH
                                                         QUARTER       QUARTER      QUARTER        QUARTER


Operating revenues                                     $    86,211   $    48,199  $    42,753   $    74,422
Operating expenses                                          42,067        37,426       40,798        37,467
                                                       -----------   -----------  -----------   -----------
     Operating income                                       44,144        10,773        1,955        36,955
                                                       -----------   -----------  -----------   -----------
Interest expense                                             5,365         5,318        5,476         5,519
Other income, net                                             (962)       (1,019)      (1,089)         (396)
                                                       ------------  ------------ ------------  ------------
Income before income taxes                                  39,741         6,474       (2,432)       31,832
Provision for income taxes                                  15,769         2,646         (604)       12,673
                                                       -----------   -----------  ------------  -----------

Net income                                             $    23,972   $     3,828  $    (1,828)  $    19,159
                                                       ===========   ===========  ============  ===========


                                                                              2000
                                                          FIRST       SECOND         THIRD   FOURTH
                                                        QUARTER       QUARTER      QUARTER        QUARTER


Operating revenues                                     $    86,206   $    50,803  $    46,303   $    78,844
Operating expenses                                          41,568        40,296       40,295        43,708
                                                       -----------   -----------  -----------   ------------
     Operating income                                       44,638        10,507        6,008        35,136
                                                       -----------   -----------  -----------    ----------
Interest expense                                             4,976         4,944        4,816         5,069
Other income, net                                           (1,422)       (1,681)      (1,665)       (4,415)
                                                       -----------   -----------  -----------   ----------- -
Income before income taxes                                  41,084         7,244        2,857        34,482
Provision for income taxes                                  15,908         2,911          927        13,674
                                                       -----------   -----------  -----------   -----------

Net income                                             $    25,176   $     4,333  $     1,930   $    20,808
                                                       ===========   ===========  ===========   ===========



-------------------

      Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher income in the first and fourth quarters as compared to the second and third quarters.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.* Financial Statements

      Included in Item 8, Part II of this Report

         Report of Independent Auditors on Financial Statements

         Balance Sheets at December 31, 2001 and 2000

         Statements of Income for the years ended December 31, 2001, 2000, and
          1999

         Statements of Retained Earnings and Paid-In Capital for the years ended
             December 31, 2001, 2000, and 1999

         Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

                                             TEXAS GAS TRANSMISSION CORPORATION

By:                 /s/  S. W. Harris
   -------------------------------------------------------------
                         S. W. Harris
              Controller and Chief Accounting Officer

Dated:     March 8, 2002
        ----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Douglas Whisenant *                President and Chief Executive Officer
----------------------------------------
     J. Douglas Whisenant                  (Principal Executive Officer)

/s/ Nick A. Bacile *                  Vice President and Chief Financial Officer
---------------------------------------------
    Nick A. Bacile                         (Principal Financial Officer)

/s/ Keith E. Bailey *                          Director
---------------------------------------------
    Keith E. Bailey

/s/ Kim R Cocklin *                            Director
    Kim R Cocklin




*By:  /s/ S. W. Harris
      -------------------------------------
               S. W. Harris
           Attorney-in-fact

Dated:   March 8, 2002
      --------------------------------