Form 10-Q
period 2002-03-31
TEXAS GAS TRANSMISSION CORP
filed 2002-05-09
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 shares as of May 9, 2002
                                                  ------------------------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION

                                TABLE OF CONTENTS



                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - Assets ......................................... 3

          Balance Sheets - Liabilities and Stockholder's Equity         ... 4

          Statements of Income............................................. 5

          Statements of Cash Flows  ....................................... 6

          Condensed Notes to Financial Statements            .............. 7

Item 2.   Management's Narrative Analysis of the Results of Operations  ... 12


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................ .14

SIGNATURE...................................................................15






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2001 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     MARCH 31,            DECEMBER 31,
                       ASSETS                                          2002                     2001
                                                               --------------------      -------------------
Current Assets:
    Cash and cash equivalents                                  $       -                  $            86
    Receivables:
       Accounts receivable - TGT Enterprises, Inc.                     13,706                       7,003
       Other affiliates                                                 4,184                         278
       Other                                                            1,515                       1,470
    Gas Receivables:
       Transportation and exchange                                      3,846                       1,627
       Storage                                                          1,515                      -
    Advances to affiliates                                             26,658                      66,299
    Inventories                                                        14,287                      13,950
    Deferred income taxes                                              15,627                      20,492
    Costs recoverable from customers                                   19,221                      17,261
    Gas stored underground                                              3,486                       3,486
    Prepaid and other expenses                                            979                       1,551
                                                               --------------             ---------------
       Total current assets                                           105,024                     133,503
                                                               --------------             ---------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                  1,108,285                   1,096,620
    Other natural gas plant                                           170,890                     167,137
                                                               --------------             ---------------
                                                                    1,279,175                   1,263,757
    Less -- Accumulated depreciation and amortization                 208,213                     202,479
                                                               --------------             ---------------
       Property, plant and equipment, net                           1,070,962                   1,061,278
                                                               --------------             ---------------

Other Assets:
    Gas stored underground                                            115,376                     118,883
    Costs recoverable from customers                                   36,523                      37,641
    Prepaid pension                                                    35,952                      35,612
    Other                                                              11,059                       9,602
                                                               --------------             ---------------
       Total other assets                                             198,910                     201,738
                                                               --------------             ---------------

       Total Assets                                            $    1,374,896             $     1,396,519
                                                               ==============             ===============



The  accompanying  condensed  notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                                      MARCH 31,            DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                   2002                   2001
                                                                 ---------------------    ------------------
Current Liabilities:
    Payables:
       Trade                                                   $        2,703             $         5,685
       Affiliates                                                       6,231                      32,822
       Other                                                            2,009                      10,139
    Gas Payables:
       Transportation and exchange                                     24,570                      15,437
       Storage                                                          9,471                      16,005
    Accrued income taxes due affiliate                                  4,389                      18,915
    Accrued taxes other                                                11,695                      11,708
    Accrued interest                                                    1,510                       6,557

    Accrued payroll and employee benefits                              29,517                      34,732
    Other accrued liabilities                                          10,132                       9,105
    Reserve for regulatory and rate matters                            35,023                      31,107
                                                               --------------             ---------------
       Total current liabilities                                      137,250                     192,212
                                                               --------------             ---------------

Long-Term Debt                                                        250,079                     250,174
                                                               --------------             ---------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                             184,488                     172,892
    Postretirement benefits other than pensions                        28,520                      30,101
    Pension plan costs                                                 35,952                      35,612
    Other                                                              29,775                      29,948
                                                               --------------             ---------------
       Total other liabilities and deferred credits                   278,735                     268,553
                                                               --------------             ---------------

Commitments and Contingencies

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                                   1                           1
    Premium on capital stock and other paid-in capital                630,608                     630,608
    Retained earnings                                                  78,223                      54,971
                                                               --------------             ---------------
       Total stockholder's equity                                     708,832                     685,580
                                                               --------------             ---------------

       Total Liabilities and Stockholder's Equity              $    1,374,896             $     1,396,519
                                                               ==============             ===============



               The  accompanying  condensed  notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                            2002                          2001
                                                                       -------------                 -------------

Operating Revenues:
    Gas transportation                                                 $    78,456            $    84,287
    Gas storage                                                                775                    577
    Other                                                                      974                  1,347
                                                                       -----------            -----------
      Total operating revenues                                              80,205                 86,211
                                                                       -----------            -----------

Operating Costs and Expenses:
    Cost of gas transportation                                               1,173                  1,203
    Operation and maintenance                                                9,196                 12,512
    Administrative and general                                              12,550                 12,520
    Depreciation and amortization                                           11,220                 11,419
    Taxes other than income taxes                                            4,561                  4,413
                                                                       -----------            -----------
      Total operating costs and expenses                                    38,700                 42,067
                                                                       -----------            -----------

Operating Income                                                            41,505                 44,144
                                                                       -----------            -----------

Other (Income) Deductions:
    Interest expense                                                         5,178                  5,365
    Interest income from affiliates                                           (270)                (1,269)
    Gain on sale of equipment                                               (1,323)                -
    Miscellaneous other (income) deductions, net                              (711)                   307
                                                                       ------------           -----------
      Total other deductions                                                 2,874                  4,403
                                                                       -----------            -----------

Income before Income Taxes                                                  38,631                 39,741

Provision for Income Taxes                                                  15,379                 15,769
                                                                       -----------            -----------

Net Income                                                             $    23,252            $    23,972
                                                                       ===========            ===========









               The  accompanying  condensed  notes are an integral part of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                2002                     2001
                                                                          --------------           -------------- -
OPERATING ACTIVITIES:
    Net income                                                                $       23,252       $      23,972
    Adjustments to reconcile to cash (used in) provided
      from operations:
      Depreciation and amortization                                                   11,220              11,419
      Provision for deferred income taxes                                             16,461               4,123
      Gain on sale of equipment                                                       (1,323)                -
      Changes in operating assets and liabilities:
        Receivables                                                                   (3,779)             (1,178)
        Receivable - TGT Enterprises, Inc.                                            (6,703)                -
        Inventories                                                                     (337)                409
        Affiliates                                                                   (28,165)             (3,269)
        Other current assets                                                          (1,388)              1,168
        Accrued income taxes due affiliate                                           (14,526)             (6,306)
        Payables and accrued liabilities                                             (20,093)            (17,503)
        Reserve for regulatory and rate matters                                        3,916              11,597
        Other, including changes in noncurrent assets and liabilities                  1,511               8,391
                                                                              --------------       -------------
            Net cash (used in) provided by operating activities                      (19,954)             32,823
                                                                              --------------       -------------

FINANCING ACTIVITIES:
    Dividends                                                                            -               (25,000)
                                                                              ----------------     -------------
           Net cash used in financing activities                                         -               (25,000)
                                                                              ----------------     -------------
INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures, net of allowance for funds used
         during construction                                                         (19,697)             (8,592)
      Costs of removal, net of proceeds from sales and
         salvages value                                                                  (76)               (453)
    Advances to affiliates, net                                                       39,641               1,004
                                                                              --------------       -------------
           Net cash provided by (used in) investing activities                        19,868              (8,041)
                                                                              --------------       -------------

Decrease in cash and cash equivalents                                                    (86)               (218)

Cash and cash equivalents at beginning of period                                          86                 261
                                                                              --------------       -------------

Cash and cash equivalents at end of period                                    $         -          $          43
                                                                              ==============       =============

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

    Basis of Presentation

       The financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at March 31, 2002, and results of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 2001 Annual Report on Form 10-K.

       Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

    Seasonal Variation

       Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

B.  COMMITMENTS AND CONTINGENCIES

    Regulatory and Rate Matters and Related Litigation

       FERC Order 637

       On February 9, 2000, the FERC issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. Subsequent to the conference, Texas Gas provided additional information and has submitted a draft revised compliance plan to all parties for discussion. The parties continue to engage in informal settlement discussions attempting to resolve all outstanding issues without a hearing. Texas Gas has been notified that settlement pro forma tariff sheets must be filed by May 15, 2002.

       General Rate Issues

       On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. The Indicated Shippers have requested rehearing of the Commission's order. Parties are awaiting Commission action. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

       Uniform Standards of Conduct for Transmission Providers

       On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Texas Gas and its natural gas marketing affiliates. If adopted, these standards would require implementation of new compliance measures by Texas Gas. On April 25, 2002, the FERC announced its intention to convene a public conference to discuss issues related to the NOPR.

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

      Environmental Matters

      As of March 31, 2002, Texas Gas had a reserve of approximately $1.4 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, hazardous air pollutants, areas of ozone non-attainment, and acid rain. Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (1 hour standard) and is aware that during 2002 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (8 hour standard). Additional areas designated as non-attainment under the revised standard may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost in the range of $6 million to $14 million by 2005 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however,

Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Moreover, regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated during 2002, which may require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2005; however, an extension of this date may result due to the delay associated with promulgating these rules.

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

      On June 8, 2001, 14 Williams entities were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the

14 Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss under Rules 9b and 12b of the Kansas Rules of Civil Procedure. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. The court has not yet ruled on these motions. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

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

C.  ADOPTION OF ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The statement becomes effective for all fiscal years beginning after December 15, 2001. Adoption of these standards did not have a material impact on Texas Gas' results of operations or financial position.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)


                        FINANCIAL ANALYSIS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

      Operating income was $2.6 million lower for the three months ended March 31, 2002, than for the three months ended March 31, 2001. The decrease in operating income was due primarily to lower operating revenues, partially offset by lower operation and maintenance costs.

      Operating revenues decreased $6.0 million primarily attributable to lower transportation revenues resulting from lower volumes due to a warmer winter. Total deliveries were 199.7 Tbtu and 200.3 Tbtu for the first quarter of 2002 and 2001, respectively. The decrease in throughput was partially offset by an increase in transportation volumes to processing plants. In 2001, transportation volumes to processing plants decreased dramatically due to the spike in natural gas prices. Generally, transportation of this gas is for a relatively short distance; therefore, the revenue associated with this transportation is minimal.

      Operating costs and expenses decreased $3.4 million primarily attributable to lower operation and maintenance costs of $3.3 million. The decrease in operation and maintenance costs was due primarily to an insurance settlement received in 2002 and the timing of the occurrence of these expenses.

      Net income decreased $0.7 million primarily due to the reasons discussed above and a $1.0 million decrease in interest income from affiliates due to lower advances to WGP and lower interest rates on these advances, partially offset by a $1.3 million gain on the sale of certain equipment.

                        FINANCIAL CONDITION AND LIQUIDITY

      Texas Gas is a participant with other Williams subsidiaries in a $700 million credit agreement under which Texas Gas may borrow up to $200 million, subject to borrowings by other affiliated companies. Interest rates vary with current market conditions. To date, Texas Gas has no amounts outstanding under this facility.

      As of March 31, 2002, Texas Gas has $100 million of shelf availability remaining under a Registration Statement filed with the Securities and Exchange Commission in 1997.

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

      Texas Gas, through a wholly owned bankruptcy remote subsidiary, sells certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. At March 31, 2002, Texas Gas sold $25.1 million of its accounts receivable in exchange for $10.0 million in cash and a subordinated retained interest in approximately $15.1 million of the accounts receivable sold to the SPE. At December 31, 2001, Texas Gas sold $29.0 million of its accounts receivable in exchange for $21.0 million in cash and a subordinated retained interest in approximately $8.0 million of the accounts receivable sold to the SPE.

      Texas Gas' capital expenditures for the first three months of 2002 and 2001 were $19.7 million and $8.6 million, respectively. Capital expenditures for 2002 are expected to approximate $58.0 million.

      Texas Gas' debt as a percentage of total capitalization at March 31, 2002 and December 31, 2001 was 26.1% and 26.7%, respectively.

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. The Indicated Shippers have requested rehearing of the Commission's order. Parties are awaiting Commission action. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers.

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

                                             TEXAS GAS TRANSMISSION CORPORATION



DATE:   May 9, 2002                  BY:             /s/ S. W. Harris
     ------------------------        ------------------------------------------
                                                          S. W. Harris
                                         Controller and Chief Accounting Officer