Form 10-Q
period 2002-06-30
TEXAS GAS TRANSMISSION CORP
filed 2002-08-14
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 SHARES AS OF
                                                      -----
AUGUST 13, 2002
----------------------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION

                                TABLE OF CONTENTS



                                                                          PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets - Assets .......................................  3

          Balance Sheets - Liabilities and Stockholder's Equity       ...  4

          Statements of Income...........................................  5

          Statements of Cash Flows  .....................................  6

          Condensed Notes to Financial Statements            ............  7

Item 2.   Management's Narrative Analysis of the Results of Operations... 13


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................18

SIGNATURE...............................................................  19






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2001 Annual Report on Form 10-K and 2002 First Quarter Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     JUNE 30,             DECEMBER 31,
                       ASSETS                                          2002                     2001
                                                               --------------------      -------------------
Current Assets:
    Cash and cash equivalents                                  $           32             $            86
    Receivables:
       Accounts receivable - TGT Enterprises, Inc.                      1,069                       7,003
Other affiliates                                                        1,305                         278
       Other                                                            2,522                       1,470
    Gas Receivables:
       Transportation and exchange                                      1,238                       1,627
       Storage                                                            101                         -
    Advances to affiliates                                             49,686                      66,299
    Inventories                                                        14,194                      13,950
    Deferred income taxes                                              12,758                      20,492
    Costs recoverable from customers                                   22,282                      17,261
    Gas stored underground                                              3,486                       3,486
    Prepaid and other expenses                                          2,180                       1,551
                                                               --------------             ---------------
       Total current assets                                           110,853                     133,503
                                                               --------------             ---------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                  1,109,487                   1,096,620
    Other natural gas plant                                           173,014                     167,137
                                                               --------------             ---------------
                                                                    1,282,501                   1,263,757
    Less -- Accumulated depreciation and amortization                 212,689                     202,479
                                                               --------------             ---------------
       Property, plant and equipment, net                           1,069,812                   1,061,278
                                                               --------------             ---------------

Other Assets:
    Gas stored underground                                            121,605                     118,883
    Costs recoverable from customers                                   35,209                      37,641
    Prepaid pension                                                    32,834                      35,612
    Other                                                              10,646                       9,602
                                                               --------------             ---------------
       Total other assets                                             200,294                     201,738
                                                               --------------             ---------------

       Total Assets                                            $    1,380,959             $     1,396,519
                                                               ==============             ===============



The  accompanying  condensed notes are an integral part of these financial statements.


                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                                        JUNE 30,           DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      2002                   2001
                                                                 ---------------------    ------------------
Current Liabilities:
    Payables:
       Trade                                                   $        2,563             $         5,685
       Affiliates                                                       8,297                      32,822
       Other                                                            1,773                      10,139
    Gas Payables:
       Transportation and exchange                                     30,144                      15,437
       Storage                                                          8,320                      16,005
    Accrued income taxes due affiliate                                  7,427                      18,915
    Accrued taxes other                                                13,807                      11,708
    Accrued interest                                                    6,557                       6,557
    Accrued payroll and employee benefits                              30,545                      34,732
    Other accrued liabilities                                           7,776                       9,105
    Reserve for regulatory and rate matters                            36,909                      31,107
                                                               --------------             ---------------
       Total current liabilities                                      154,118                     192,212
                                                               --------------             ---------------

Long-Term Debt                                                        249,982                     250,174
                                                               --------------             ---------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                             180,899                     172,892
    Postretirement benefits other than pensions                        27,019                      30,101
    Pension plan costs                                                 32,835                      35,612
    Other                                                              33,338                      29,948
                                                               --------------             ---------------
       Total other liabilities and deferred credits                   274,091                     268,553
                                                               --------------             ---------------

Commitments and Contingencies

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                                   1                           1
    Premium on capital stock and other paid-in capital                630,608                     630,608
    Retained earnings                                                  72,159                      54,971
                                                               --------------             ---------------
       Total stockholder's equity                                     702,768                     685,580
                                                               --------------             ---------------

       Total Liabilities and Stockholder's Equity              $    1,380,959             $     1,396,519
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


                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                --------------------------------------------------------------------
                                                     2002                2001           2002            2001
                                                -------------       -------------  -------------   -------------
Operating Revenues:
    Gas transportation                           $    50,286    $    46,248        $   128,742     $   130,535
    Gas storage                                          493            595              1,268           1,172
    Other                                              1,048          1,356              2,022           2,703
                                                 -----------    -----------        -----------     -----------
      Total operating revenues                        51,827         48,199            132,032         134,410
                                                 -----------    -----------        -----------     -----------

Operating Costs and Expenses:
    Cost of gas transportation                         1,166          1,191              2,339           2,394
    Operation and maintenance                         11,766         11,055             20,962          23,566
    Administrative and general                        12,156         10,778             24,706          23,299
    Depreciation and amortization                     11,736         11,418             22,956          22,837
    Taxes other than income taxes                      3,738          2,984              8,299           7,397
                                                 -----------    -----------        -----------     -----------
      Total operating costs and expenses              40,562         37,426             79,262          79,493
                                                 -----------    -----------        -----------     -----------

Operating Income                                      11,265         10,773             52,770          54,917
                                                 -----------    -----------        -----------     -----------

Other (Income) Deductions:
    Interest expense                                   5,318          5,318             10,496          10,683
    Interest income from affiliates                     (277)          (948)              (547)         (2,217)
    Gain on sale of equipment                         -              -                  (1,323)         -
    Miscellaneous other (income)
      deductions, net                                   (325)           (71)            (1,036)            236
                                                 ------------   -----------        ------------    -----------
      Total other deductions                           4,716          4,299              7,590           8,702
                                                 -----------    -----------        -----------     -----------

Income Before Income Taxes                             6,549          6,474             45,180          46,215

Provision for Income Taxes                             2,613          2,646             17,992          18,415
                                                 -----------    -----------        -----------     -----------

Net Income                                       $     3,936    $     3,828        $    27,188     $    27,800
                                                 ===========    ===========        ===========     ===========





        The  accompanying  condensed notes are an integral part  of these financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                   2002                2001
                                                                              --------------     ---------------
OPERATING ACTIVITIES:
    Net income                                                                $       27,188       $      27,800
    Adjustments to reconcile to cash provided from operations:
      Depreciation and amortization                                                   22,956              22,837
      Provision for deferred income taxes                                             15,741               7,787
      Gain on sale of equipment                                                       (1,323)               -
      Changes in operating assets and liabilities:
        Receivables                                                                     (764)              1,293
        Receivable - TGT Enterprises, Inc.                                             5,934                -
        Inventories                                                                     (244)                773
        Affiliates                                                                   (25,552)             (2,963)
        Other current assets                                                          (4,577)                129
        Accrued income taxes due affiliate                                           (11,488)            (19,606)
        Payables and accrued liabilities                                              (8,956)             (5,670)
        Reserve for regulatory and rate matters                                        5,802              14,677
        Other, including changes in noncurrent assets and liabilities                   (910)              7,781
                                                                              ---------------      -------------
           Net cash provided by operating activities                                  23,807              54,838
                                                                              ---------------      -------------

FINANCING ACTIVITIES:
           Dividends                                                                 (10,000)            (25,000)
                                                                              --------------       -------------
           Net cash used in financing activities                                     (10,000)            (25,000)
                                                                              --------------       -------------
INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures, net of allowance for funds used
         during construction                                                         (30,662)            (21,524)
      Proceeds from sales and salvage values,
         net of costs of removal                                                         188                (834)
    Advances to affiliates, net                                                       16,613              (7,650)
                                                                              --------------       -------------
           Net cash used in investing activities                                     (13,861)            (30,008)
                                                                              --------------       -------------

Decrease in cash and cash equivalents                                                    (54)               (170)
Cash and cash equivalents at beginning of period                                          86                 261
                                                                              --------------       -------------

Cash and cash equivalents at end of period                                    $           32       $          91
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

    BASIS OF PRESENTATION

       The financial statements have been prepared from the books and records of Texas Gas without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments, both normal recurring and others, which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at June 30, 2002, and results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the financial statements, notes thereto and management's narrative analysis contained in Texas Gas' 2001 Annual Report on Form 10-K and Texas Gas' 2002 First Quarter Report on Form 10-Q.

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

B.  COMMITMENTS AND CONTINGENCIES

    REGULATORY AND RATE MATTERS AND RELATED LITIGATION

       FERC ORDER 637

       On February 9, 2000, the Federal Energy Regulatory Commission (FERC) issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. A contested offer of settlement was filed on May 14, 2002 by Texas Gas.

       GENERAL RATE ISSUES

       On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated shipper's request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates will go into effect on August 1, 2002 and refunds of approximately $38 million are anticipated to be made in mid-September. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers. Adjustments to income will be made in the third quarter 2002, which are anticipated to result in operating profit of $15 million to $17 million. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. No additional refunds will be due as a result of the settlement with the Indicated Shippers if that offer of settlement is approved.

       UNIFORM STANDARDS OF CONDUCT FOR TRANSMISSION PROVIDERS

       On September  27, 2001,  the FERC issued a Notice of Proposed  Rulemaking
(NOPR) proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Texas Gas and its natural gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of addtitional comments. If adopted, these new standards would require the adoption of new compliance measures by Texas Gas.

       NEGOTIATED RATE POLICIES AND PRACTICES

       On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Texas Gas has negotiated certain rates under the FERC's existing negotiated rate program.

       CASH MANAGEMENT PROGRAMS

       On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

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

       ENVIRONMENTAL MATTERS

       As of June 30, 2002, Texas Gas had a reserve of approximately $1.3 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

       On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified. On October 4 and 5, 2001 a mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc. (Bluewater)), and Plaintiffs. Settlement was reached with all named plaintiffs. A final contract employee alleging injuries from the same accident has filed separately against Texas Gas. This plaintiff was included in the original litigation, and then withdrew. Informal settlement negotiations are continuing with this plaintiff.

       On June 8, 2001, 14 Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the 14 Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss under Rules 9b and 12b of the Kansas Rules of Civil Procedure. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. The court has not yet ruled on these motions. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

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

C.  ADOPTION OF ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Texas Gas applied the new rules beginning January 1, 2002. Because Texas Gas has no goodwill, and intangible assets are amortized at rates approved by the FERC through regulatory proceedings, there was no impairment upon adoption.

       In second-quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Texas Gas' results of continued operations and financial position. Future gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

       Also in second-quarter 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Texas Gas' results of operations and financial position is being evaluated.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)


                                  RECENT EVENTS

       As a result of credit issues facing Williams and the assumption of payment obligations and performance on guarantees associated with Williams Communications Group, Inc. (WCG), a former affiliate of Williams, Williams announced plans during the first quarter of 2002 to strengthen its balance sheet and support retention of its investment grade ratings. The plan included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter.

       During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings still were maintained as investment grade for the balance of the quarter.

       Subsequent to the end of the second quarter, Williams announced that it would have a substantial net loss for the quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' credit ratings to below investment grade reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing $700 million credit agreement to a secured basis. These borrowing facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due immediately and payable. Williams believes that these financings and the proceeds received from recent asset sales have significantly improved Williams' liquidity for the balance of the year. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the second half of 2002.

       The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. In late July 2002, Williams' management decided to continue to reduce Williams' commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Texas Gas customers. Texas Gas cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Texas Gas.

                        FINANCIAL ANALYSIS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2001

       Operating income was $2.1 million lower for the six months ended June 30, 2002, than for the six months ended June 30, 2001. The decrease in operating income was due primarily to lower operating revenues, partially offset by lower operation and maintenance costs.

       Operating revenues decreased $2.3 million primarily attributable to lower transportation revenues resulting from lower volumes due to a warmer winter. Total deliveries were 348.3 Tbtu and 348.9 Tbtu for the six months of 2002 and 2001, respectively. The decrease in throughput was partially offset by an increase in transportation volumes to processing plants. In 2001, transportation volumes to processing plants decreased dramatically due to the spike in natural gas prices. Generally, transportation of this gas is for a relatively short distance; therefore, the revenue associated with this transportation is minimal.

       Operating costs and expenses decreased $0.2 million primarily attributable to lower operation and maintenance costs of $2.6 million partially offset by $1.4 million of increased general and administrative costs. The decrease in operation and maintenance costs was due primarily to an insurance settlement received in 2002 and the timing of the occurrence of these expenses. The increase in general and administrative costs was due primarily to increased benefit costs.

       Net income decreased $0.6 million primarily due to the reasons discussed above and a $1.7 million decrease in interest income from affiliates due to lower advances to WGP and lower interest rates on these advances, partially offset by a $1.3 million gain on the sale of certain equipment.

                        FINANCIAL CONDITION AND LIQUIDITY

       METHOD OF FINANCING

       Texas Gas funds its capital requirements with cash flows from operating activities by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under a credit agreement (discussed below) and, if required, advances from WGP. Historically, Texas Gas also funded its capital requirements through a sale of receivables program. In July 2002, Texas Gas' sale of receivables program expired and was not renewed.

       Texas Gas has an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2002, $100 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Texas Gas' credit ratings (discussed below), interest rates on future financings will be higher, but Texas Gas believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

       Williams and certain of its subsidiaries, including Texas Gas, are parties to a $700 million credit agreement, under which Texas Gas can borrow up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other subsidiaries. The credit agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The credit agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the $700 million commitment from participating banks in the credit agreement will ultimately be reduced to $400 million, but Texas Gas will continue to have borrowing capacity up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2002, $200 million of borrowing capacity was available to Texas Gas. At June 30, 2002, Texas Gas had no outstanding borrowings under this agreement.

       As a participant in Williams' cash management program, Texas Gas has advances to and/or from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas. At June 30, 2002, the advances due Texas Gas by WGP totaled $49.7 million. Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it continues to have the financial resources and liquidity to repay advances to Texas Gas.

       On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

       Texas Gas, through a wholly owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program was terminated on July 25, 2002 and, by the end of August, Texas Gas will complete the repurchase of approximately $10 million of trade accounts receivable previously sold.

       CREDIT RATINGS

       Texas Gas has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Texas Gas' credit ratings given by Moody's Investor's Service, Standard & Poor's and Fitch Ratings (rating agencies).

       In the second quarter and July 2002, the rating agencies reduced Texas Gas' credit ratings on its senior unsecured long-term debt, as follows:

   Moody's Investor's Services.......................................Baa1 to Ba2
   Standard & Poor's.................................................BBB+ to B+
   Fitch Ratings.....................................................BBB+ to BB-

       The rating agencies have reduced Texas Gas' credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to stabilize its financial position.

       CAPITAL EXPENDITURES

       As discussed above, Williams has announced plans to strengthen its balance sheet, which includes reductions in Williams' 2002 estimated capital spending program. As a Williams subsidiary, Texas Gas will participate in Williams' plan to reduce capital spending, primarily by managing its 2002 capital spending program at a lower level than anticipated prior to Williams' announcement.

       Texas Gas' capital expenditures for the first six months of 2002 and 2001 were $30.7 million and $21.5 million, respectively. Capital expenditures for 2002 are expected to approximate $54.2 million.

       Texas Gas' debt as a percentage of total capitalization at June 30, 2002 and December 31, 2001 was 26.2% and 26.7%, respectively.

       Although no assurances can be given, Texas Gas currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the credit agreement will provide Texas Gas with sufficient liquidity to meet its capital requirements. When necessary, Texas Gas also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

       GENERAL RATE ISSUES

       On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated shipper's request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates will go into effect on August 1, 2002 and refunds of approximately $38 million are anticipated to be made in mid-September. Texas Gas has provided an adequate reserve for amounts, including interest, which may be refunded to customers. Adjustments to income will be made in the third quarter 2002, which are anticipated to result in operating profit of $15 million to $17 million. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. No additional refunds will be due as a result of the settlement with the Indicated Shippers if that offer of settlement is approved.

                           PART II - OTHER INFORMATION



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits

                      The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

                 (10) Material  contracts

                    - 1 Consent and Fourth Amendment to Credit Agreement dated as of July 31, 2002, to Credit Agreement dated July 25, 2000, among The Williams Companies, Inc. and certain of its subsidiaries, including Texas Gas, the banks named therein, the Co-Syndication Agents as named therein, the Documentation Agent as named therein and Citibank, N.A., as agent (Exhibit 10.12 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File Number 1-4174) (99) Additional Exhibits - 1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by
                    J. Douglas Whisenant, Chief Executive Officer of Texas Gas Transmission Corporation

                    - 2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard Rodekohr, Chief Financial Officer of Texas Gas Transmission Corporation


                (b)   Reports on Form 8-K

                      None

                                S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEXAS GAS TRANSMISSION CORPORATION



DATE:   AUGUST 13, 2002                BY:      /S/ S. W. HARRIS
     ----------------------------         ------------------------------------
                                                   S. W. Harris
                                        Controller and Chief Accounting Officer