Form 10-Q
period 2002-09-30
TEXAS GAS TRANSMISSION CORP
filed 2002-11-15
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 SHARES AS OF OCTOBER 31, 2002

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION
                                      INDEX



                                                                           PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

          Consolidated Statements of Income ...........................      3

          Consolidated Balance Sheets - Assets  ..........................   4

          Consolidated Balance Sheets - Liabilities and Stockholder's Equity 5

          Consolidated Statements of Cash Flows   .....................      6

          Condensed Notes to Financial Statements ......................     7

 Item 2.  Management's Narrative Analysis of the Results of Operations ..   14

 Item 4. Controls and Procedures  ...................................       18


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ............................................      19

Item 6.   Exhibits and Reports on Form 8-K    ...........................   19








Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                ------------------------------     ------------------------------
                                                     2002                2001           2002            2001
                                                -------------       -------------  -------------   -------------

Operating Revenues:
    Gas transportation                           $    57,102    $    41,086        $   185,844     $   171,621
    Gas storage                                          513            590              1,781           1,762
    Other                                                882          1,077              2,904           3,780
                                                 -----------    -----------        -----------     -----------
      Total operating revenues                        58,497         42,753            190,529         177,163
                                                 -----------    -----------        -----------     -----------

Operating Costs and Expenses:
    Cost of gas transportation                         1,173          1,011              3,512           3,405
    Operation and maintenance                         13,140         11,788             34,102          35,354
    Administrative and general                        12,516         12,901             37,222          36,200
    Depreciation and amortization                      4,430         11,505             27,386          34,342
    Taxes other than income taxes                      3,847          3,593             12,146          10,990
                                                 -----------    -----------        -----------     -----------
      Total operating costs and expenses              35,106         40,798            114,368         120,291
                                                 -----------    -----------        -----------     -----------

Operating Income                                      23,391          1,955             76,161          56,872
                                                 -----------    -----------        -----------     -----------

Other (Income) Deductions:
    Interest expense                                   5,046          5,476             15,542          16,159
    Interest income from affiliates                     (527)          (786)            (1,074)         (3,003)
    Gain on sale of equipment                           (444)        -                  (1,767)         -
    Miscellaneous other income, net                     (509)          (303)            (1,545)            (67)
                                                 -----------    -----------        -----------     -----------
      Total other deductions                           3,566          4,387             11,156          13,089
                                                 -----------    -----------        -----------     -----------

Income (Loss) Before Income Taxes                     19,825         (2,432)            65,005          43,783

Provision (Benefit) for Income Taxes                   7,690           (604)            25,682          17,811
                                                 -----------    -----------        -----------     -----------

Net Income (Loss)                                $    12,135    $    (1,828)       $    39,323     $    25,972
                                                 ===========    ============       ===========     ===========






         The  accompanying  condensed  notes  are  an  integral  part  of  these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                SEPTEMBER 30,             DECEMBER 31,
                       ASSETS                                          2002                     2001
                                                               --------------------      -------------------

Current Assets:
    Cash and cash equivalents                                  $          109             $            86
    Receivables:
       Accounts receivable - TGT Enterprises, Inc.                     -                            7,003
       Trade                                                           12,079                           4
       Other affiliates                                                 3,059                         278
       Other                                                            3,701                       1,466
    Gas Receivables:
       Transportation and exchange                                      1,567                       1,627
       Storage                                                          1,629                      -
    Advances to affiliates                                             22,310                      66,299
    Inventories                                                        14,334                      13,950
    Deferred income taxes                                              11,274                      20,492
    Costs recoverable from customers                                   12,679                      17,261
    Gas stored underground                                              3,922                       3,486
    Prepaid and other expenses                                          3,103                       1,551
                                                               --------------             ---------------
       Total current assets                                            89,766                     133,503
                                                               --------------             ---------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                  1,111,889                   1,096,620
    Other natural gas plant                                           166,050                     167,137
                                                               --------------             ---------------
                                                                    1,277,939                   1,263,757
    Less -- Accumulated depreciation and amortization                 204,372                     202,479
                                                               --------------             ---------------
       Property, plant and equipment, net                           1,073,567                   1,061,278
                                                               --------------             ---------------

Other Assets:
    Gas stored underground                                            120,692                     118,883
    Costs recoverable from customers                                   36,594                      37,641
    Prepaid pension                                                    33,175                      35,612
    Other                                                               8,817                       9,602
                                                               --------------             ---------------
       Total other assets                                             199,278                     201,738
                                                               --------------             ---------------

       Total Assets                                            $    1,362,611             $     1,396,519
                                                               ==============             ===============









                   The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,           DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      2002                   2001
                                                                 ---------------------    ------------------
Current Liabilities:
    Payables:
       Trade                                                   $        2,129             $         5,685
       Affiliates                                                       5,654                      32,822
       Other                                                            7,147                      10,139
    Gas Payables:
       Transportation and exchange                                      1,618                       3,618
       Storage                                                         31,681                      27,824
    Accrued income taxes due affiliate                                -                            18,915
    Accrued taxes other                                                16,504                      11,708
    Accrued interest                                                    7,979                       6,557
    Accrued payroll and employee benefits                              32,208                      34,732
    Other accrued liabilities                                          11,242                       9,105
    Reserve for regulatory and rate matters                           -                            31,107
                                                               --------------             ---------------
       Total current liabilities                                      116,162                     192,212
                                                               --------------             ---------------

Long-Term Debt                                                        249,882                     250,174
                                                               --------------             ---------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                             201,986                     172,892
    Postretirement benefits other than pensions                        25,438                      30,101
    Pension plan costs                                                 33,175                      35,612
    Other                                                              21,065                      29,948
                                                               --------------             ---------------
       Total other liabilities and deferred credits                   281,664                     268,553
                                                               --------------             ---------------

Commitments and Contingencies (Note 3)

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000 shares
       authorized, issued and outstanding                                   1                           1
    Premium on capital stock and other paid-in capital                630,608                     630,608
    Retained earnings                                                  84,294                      54,971
                                                               --------------             ---------------
       Total stockholder's equity                                     714,903                     685,580
                                                               --------------             ---------------

       Total Liabilities and Stockholder's Equity              $    1,362,611             $     1,396,519
                                                               ==============             ===============






                   The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2002                     2001

                                                                           -------------           ---------------

OPERATING ACTIVITIES:
    Net income                                                                $   39,323            $      25,972
    Adjustments to reconcile to cash (used in) provided from operations:
      Depreciation and amortization                                               27,386                   34,342
      Provision for deferred income taxes                                         40,269                    2,521
      Gain on sale of equipment                                                   (1,767)                     -
      Changes in operating assets and liabilities:
        Receivables                                                              (15,879)                   8,072
        Receivable - TGT Enterprises, Inc.                                         7,003                      -
        Inventories                                                                 (384)                   1,243
        Affiliates                                                               (29,575)                  (2,101)
        Other current assets                                                       1,042                   (5,250)
        Accrued income taxes due affiliate                                       (18,915)                 (14,226)
        Payables and accrued liabilities                                          (4,058)                  11,622
        Reserve for regulatory and rate matters                                  (31,107)                  17,152
        Other, including changes in noncurrent assets and liabilities            (15,258)                  (7,780)
                                                                              --------------          -------------
          Net cash (used in) provided by operating activities                     (1,920)                  71,567
                                                                              --------------          -------------

FINANCING ACTIVITIES:
           Dividends                                                             (10,000)                 (25,000)
                                                                              --------------          -------------
           Net cash used in financing activities                                 (10,000)                 (25,000)
                                                                              --------------          -------------
INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures, net of allowance for funds used
         during construction                                                     (36,864)                 (44,083)
      Proceeds from sales and salvage values,
         net of costs of removal                                                   4,818                     (462)
    Advances to affiliates, net                                                   43,989                   (2,283)
                                                                              --------------          -------------
           Net cash provided (used in) investing activities                       11,943                  (46,828)
                                                                              --------------          -------------

Increase (decrease) in cash and cash equivalents                                      23                     (261)
Cash and cash equivalents at beginning of period                                      86                      261
                                                                              --------------          -------------

Cash and cash equivalents at end of period                                    $      109             $      -
                                                                              ==============          =============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
       Interest (exclusive of amount capitalized)                             $   15,949             $     19,714
       Income taxes paid                                                      $      841             $      1,290
       Income taxes (refund)                                                  $        0             $          0

                   The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                       1. CORPORATE STRUCTURE AND CONTROL

       Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

                            2. BASIS OF PRESENTATION

       The condensed financial statements have been prepared from the books and records of Texas Gas. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal recurring and others which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at September 30, 2002, and results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Texas Gas' 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumption which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; and
4) impairment assessments of long-lived assets.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards SFAS No. 142, "Goodwill and Other Intangible Assets." Texas Gas adopted this Statement effective January 1, 2002. This Statement addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Because Texas Gas has no goodwill, and intangible assets are amortized at rates approved by the Federal Energy
Regulatory Commission (FERC) through regulatory proceedings, there was no impairment upon adoption.

       In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Williams and its subsidiaries, including Texas Gas, will adopt the new rules on asset retirement obligations on January 1, 2003. The impact of adoption is to be reported as a cumulative effect of change in accounting principle. Application of the new rules is expected to result in estimated retirement obligations related to offshore transmission platforms. The estimated obligations will consider current factors such as expected future inflation rates, current costs of borrowing, estimated retirement dates and estimated expected costs of required retirement activities. Retirement obligations have not been estimated for assets for which the remaining life is not currently determinable, including pipeline transmission assets and gas gathering systems.

       In second-quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Texas Gas' results of operations and financial position. However, in subsequent reporting periods, gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

       Also in second-quarter 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Texas Gas is being evaluated.

       Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

       SEASONAL VARIATION

       Operating income may vary by quarter. Based on current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

       FERC ORDER 637

       On February 9, 2000, the Federal Energy Regulatory Commission (FERC) issued a final rule, Order 637, in which FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order 637 revises the FERC's pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. A contested offer of settlement was filed on May 14, 2002 by Texas Gas. On August 27, 2002, the FERC issued its "Order on Order Nos. 637, 587-G, and 587-L" which accepted many of the provisions of the May 14 settlement of required modifications as specified in the body of the August 27, 2002 order. Ordering paragraph A directed Texas Gas to file actual tariff sheets, including modifications, within thirty days of the issuance of the order. Ordering paragraph B states that Texas Gas may not place the tariff sheets into effect before further order of the FERC. Texas Gas made the required compliance filing on September 30, 2002. Texas Gas and several other parties have requested rehearing and/or clarification of the August 27, 2002 order.

       GENERAL RATE CASE (DOCKET NO. RP00-260)

       On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated shipper's request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002 and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. The FERC issued an order on October 10, 2002 approving the settlement. No additional refunds are due as a result of the settlement with the Indicated Shippers. In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced its estimated reserve for rate refunds by an equal amount. Texas Gas also recorded $10.2 million of revenues and reduced depreciation expense by $5.7 million to implement provisions of the settlement.

       NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM01-10-000)

       On September  27, 2001,  the FERC issued a Notice of Proposed  Rulemaking
(NOPR) proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Texas Gas and its natural gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Texas Gas.

       NOTICE OF INQUIRY (DOCKET NO. PL02-6-000)

       On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Texas Gas has negotiated certain rates under the FERC's existing negotiated rate program, and participated in comments filed in this proceeding by Williams in support of the FERC's existing negotiated rate program.

       NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000)

       On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

LEGAL PROCEEDINGS

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

       OTHER LEGAL ISSUES

       In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

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

       On June 8, 2001, 14 Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the 14 Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other Coordinating Defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on non-jurisdictional grounds was dismissed. On September 17, 2002 the plaintiffs filed a motion for class certification. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

       ENVIRONMENTAL MATTERS

       As of September 30, 2002, Texas Gas had a reserve of approximately $1.3 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

       Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the reserve discussed above.

       Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, hazardous air pollutants, areas of ozone non-attainment, and acid rain. Texas Gas is aware that during 2002 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (8 hour standard). Areas designated as non-attainment under the revised standard may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost in the range of $6 million to $14 million by 2005 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required.
Moreover, regulations pertaining to Hazardous Air Pollutants (HAPs) are anticipated to be promulgated in late 2002, which may require emission controls in addition to the controls mentioned above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2005; however, an extension of this date may result due to the delay associated with promulgating these rules.

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

       SUMMARY

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

                       4. DEBT AND FINANCING ARRANGEMENTS

       LONG-TERM DEBT

       Williams and certain of its subsidiaries, including Texas Gas, are parties to a $700 million credit agreement, under which Texas Gas can borrow up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other subsidiaries. The credit agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The credit agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the $700 million commitment from participating banks in the credit agreement will ultimately be reduced to $400 million, but Texas Gas will continue to have borrowing capacity up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million. At September 30, 2002, $200 million of borrowing capacity was available to Texas Gas. At September 30, 2002, Texas Gas had no outstanding borrowings under this agreement.

       SALE OF RECEIVABLES

       Texas Gas, through a wholly owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program expired on July 25, 2002. By the end of August 2002, Texas Gas completed the repurchase of approximately $10 million of trade accounts receivable previously sold.

                                  5. SEVERANCE

       As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. Texas Gas recorded $2.0 million of severance costs applicable to 78 employees whose positions have been eliminated. Additional severance costs are expected in the fourth quarter of 2002 as additional positions are eliminated within the Texas Gas organization.


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

       During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

       Williams experienced a substantial net loss for the second quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility, which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing $700 million credit agreement, which expires July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due and payable immediately. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the remainder of 2002 and the first half of 2003.

        As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the third quarter, Texas Gas recorded $2.0 million of severance costs applicable to 78 employees whose positions have been eliminated. Additional severance costs are expected in the fourth quarter of 2002 as additional positions are eliminated within the Texas Gas organization.

       The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. On August 1, 2002, Williams' announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Texas Gas customers. Texas Gas cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Texas Gas.


                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

       Operating income was $19.3 million higher for the nine months ended September 30, 2002, than for the nine months ended September 30, 2001. The increase in operating income was due primarily to the settlement of regulatory issues related to Texas Gas' rate case.

       Operating revenues increased $13.4 million primarily attributable to a $10.5 million recognition of revenues ($1.5 million is applicable to the first six months of 2002) associated with the settlement of the general rate case (Docket No. RP00-260) in the third quarter of 2002. Total deliveries were 489.8 Tbtu and 517.7 Tbtu for the nine months ended September 30, 2002 and 2001, respectively. The decrease in throughput was partially offset by an increase in transportation volumes to processing plants. In 2001, transportation volumes to processing plants decreased dramatically due to the spike in natural gas prices. Generally, transportation of this gas is for a relatively short distance; therefore, the revenue associated with this transportation is minimal.

       Operating costs and expenses decreased $5.9 million primarily attributable to $7.0 million in lower depreciation expense due primarily from lower depreciation rates ($1.9 million is applicable to the first six months of 2002), retroactive to November 1, 2000, approved in Texas Gas' general rate case. Operation and maintenance costs decreased $1.3 million due primarily to an insurance settlement received in 2002 and the timing of the occurrence of these expenses, partially offset by $1.8 million of severance related costs due to employee reductions in field operations. General and administrative costs increased $1.0 million due primarily to higher aviation related costs and $0.2 million of severance related costs due to office employee reductions. Taxes other than income increased $1.2 million due primarily to favorable resolution of property tax issues in 2001.

       Net income increased $13.4 million primarily due to the reasons discussed above, $1.8 million for the gain on the sale of equipment, higher miscellaneous income, and lower interest expense resulting from the settlement of the rate case. Higher net income was partially offset by lower interest income resulting from lower advances to WGP due to the payout of refunds to customers.

                         CAPITAL RESOURCES AND LIQUIDITY

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

       Texas Gas has an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2002, $100 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Texas Gas' credit ratings (discussed below), interest rates on future financings will be higher, but Texas Gas believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

       Williams and certain of its subsidiaries, including Texas Gas, are parties to a $700 million credit agreement, under which Texas Gas can borrow up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other subsidiaries. The credit agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The credit agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the $700 million commitment from participating banks in the credit agreement will ultimately be reduced to $400 million, but Texas Gas will continue to have borrowing capacity up to $200 million if the funds available under the credit agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million. At September 30, 2002, $200 million of borrowing capacity was available to Texas Gas. At September 30, 2002, Texas Gas had no outstanding borrowings under this agreement.

       As a participant in Williams' cash management program, Texas Gas has advances to and/or from Williams through Texas Gas' parent company, WGP. Advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Texas Gas. At September 30, 2002, the advances due Texas Gas by WGP totaled $22.3 million. Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it continues to have the financial resources and liquidity to repay advances to Texas Gas.

       On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

       Texas Gas, through a wholly owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special purpose entity (SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for sold receivables and received a servicing fee approximating the fair value of such services. The sale of receivables program expired on July 25, 2002. By the end of August 2002, Texas Gas completed the repurchase of approximately $10 million of trade accounts receivable previously sold.


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



       In the second quarter and July 2002, the rating agencies reduced Texas Gas' credit ratings on its senior unsecured long-term debt, as follows:

       Moody's Investor's Services...............................Baa1 to Ba2
       Standard & Poor's..........................................BBB+ to B+
       Fitch Ratings.............................................BBB+ to BB-

       The rating agencies have reduced Texas Gas' credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to strengthen its financial position.

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

       Texas Gas' capital expenditures for the first nine months of 2002 and 2001 were $36.9 million and $44.1 million, respectively. Capital expenditures for 2002 are expected to approximate $42 million.

       Texas Gas' debt as a percentage of total capitalization at September 30, 2002 and December 31, 2001 was 25.9% and 26.7%, respectively.

       GENERAL RATE ISSUES

       As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, on April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated shipper's request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002 and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers.

CONCLUSION

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

ITEM  4.  CONTROLS AND PROCEDURES

       An evaluation of the effectiveness of the design and operation of Texas Gas' disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Texas Gas' management, including Texas Gas' Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Texas Gas' Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

       There have been no significant changes in Texas Gas' internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

                   PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             See discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)   Exhibits.

                   The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

                  (10)  Material  contracts
                        - 1 First Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, as Borrowers, the Banks named
                              therein,   JPMorgan  Chase  Bank  and
                              Commerzbank  AG,  as Co-Syndication  Agents,
                              Credit Lyonnais New York Branch, as Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon Smith Barney Inc., as Arranger (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2002 Commission File Number 1-4174).

                   (99)   Additional exhibits
                          -   1     Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of The Sarbanes-Oxley Act of
                                    2002 by J. Douglas Whisenant, President and Chief Executive Officer of Texas
                                    Gas Transmission Corporation

                          -   2     Certification  pursuant  to 18 U.S.C
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of The Sarbanes-Oxley  Act of
                                    2002 by Richard Rodekohr, Vice President and Chief Financial Officer of Texas Gas
                                    Transmission Corporation

           (b) Reports on Form 8-K.

               None

                                       20
                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                 Texas Gas Transmission Corporation (Registrant)




Dated:  November 14, 2002                     BY /S/ JEFFREY P. HEINRICHS
                                             ----------------------------------

                                              Jeffrey P. Heinrichs
                                              Controller
                                              (Principal Accounting Officer)

                                 Certifications
I, J. Douglas Whisenant, President and Chief Executive Officer of Texas Gas Transmission Corporation ("registrant") certify that:
     1.  I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002          BY /S/ J. DOUGLAS WHISENANT
                                   -------------------------------------------
                                   J. Douglas Whisenant
                                   President and    Chief Executive Officer

                                 Certifications
 I, Richard Rodekohr, Vice President and Chief Financial Officer of Texas Gas Transmission Corporation ("registrant") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure  controls and procedures to ensure that material information relating to the registrant,
              including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002            BY /S/ RICHARD RODEKOHR
                                     -------------------------------------------
                                     Richard Rodekohr
                                     Vice President and Chief Financial Officer