Form 10-K
period 2002-12-31
TEXAS GAS TRANSMISSION CORP
filed 2003-03-19
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2002
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X -- No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes No _X_ ----- ---

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
NONE
----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
1,000 SHARES AS OF MARCH 8,2003
---------------------------------

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                                 2002 FORM 10-K
                       TEXAS GAS TRANSMISSION CORPORATION




                                                                         PAGE

                                     PART I

Item 1.    Business.......................................................3


Item 2.    Properties....................................................13


Item 3.    Legal Proceedings.............................................13


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters......................................14


Item 7.    Management's Narrative Analysis of the Results of Operations..14


Item 7A. Quantitative and Qualitative Disclosures About Market Risk......23


Item 8.    Financial Statements and Supplementary Data...................24


Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ......................................53

                                    PART III

Item 14.  Controls and Procedures........................................53

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..53

                                     PART I



ITEM 1.  BUSINESS.


GENERAL

      Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

      Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas' direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and the Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

      On February 20, 2003, Williams announced its intention to sell its interest in Texas Gas.


TRANSPORTATION AND SALES

      At December 31, 2002, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 5,800 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations having a sea-level-rated capacity totaling approximately 556,000 horsepower.

      Texas Gas owns and operates natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky. The storage capacity of Texas Gas' certificated storage fields is approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas. Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas' firm and interruptible storage customers, and in part to meet the requirements of Texas Gas' "No-Notice" transportation service, which allows Texas Gas' customers to temporarily draw from Texas Gas' storage gas during the winter season to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide "Summer No-Notice" (SNS) transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas' storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

      In 2002, Texas Gas transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and indirectly to customers in the Northeast. Texas Gas transported gas for 100 distribution companies and municipalities for resale to residential, commercial and industrial end users. Texas Gas provided transportation services to approximately 15 industrial customers located along its system. At December 31, 2002, Texas Gas had transportation contracts with approximately 550 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Texas Gas' largest customer, Proliance Energy, LLC (Proliance), accounted for approximately 18% of total operating revenue. Only one other customer, Atmos Energy, with approximately 12%, accounted for over 10% of total operating revenue in 2002. Texas Gas' firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas' business. Additionally, Texas Gas offers interruptible transportation, short-term firm transportation and storage services under agreements that are generally short-term.


OPERATING STATISTICS

      The following table summarizes Texas Gas' total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                2002            2001             2000
                                                              ------------  --------------   --------------

Transportation Volumes                                        669.5             709.8            737.8
Average Daily Transportation Volumes                            1.8               1.9              2.0
Average Daily Firm Reserved Capacity                            2.2               2.1              2.1


REGULATION

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

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based, term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers'request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002 and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts including interest, which were refunded to customers. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. The FERC issued an order on October 10, 2002, approving the settlement. No additional refunds are due as a result of the settlement with the Indicated Shippers. In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced depreciation expense by $5.7 million to implement provisions of the settlement.

      For discussion of other regulatory matters affecting Texas Gas, see Note B of Notes to Financial Statements contained in Item 8 hereof.

ENVIRONMENTAL MATTERS

      Texas Gas is subject to extensive federal, state and local environmental laws and regulations, which affect Texas Gas' operations, related to the construction and operation of its pipeline facilities. For a complete discussion of this issue, see Note B of Notes to Financial Statements contained in Item 8 hereof.


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

      When restructured tariffs became effective under FERC Order 636 in 1993, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the FERC Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services. This issue is known as "capacity turnback" in the industry. Texas Gas is continuing to work diligently to pursue new markets to replace those turning back capacity and to remarket any unsold capacity. During 2002, Texas Gas remarketed the majority of the capacity that was turned back and expects to either renegotiate or otherwise remarket the capacity subject to turnback in 2003. Texas Gas anticipates that it will continue to be able to remarket most future capacity subject to turnback, although competition may cause the remarketed capacity to be sold at lower rates and or for shorter terms.

      On February 9, 2000, the FERC issued a final rule, Order 637, in which the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding Order 637 compliance for Texas Gas. Texas Gas filed a contested offer of settlement on May 14, 2002. On August 27, 2002, the FERC issued its "Order on Order Nos. 637, 587-G, and 587-L" which accepted many of the provisions of the May 14 settlement of required modifications as specified in the body of the August 27, 2002 order. Ordering paragraph A directed Texas Gas to file actual tariff sheets, including modifications, within thirty days of the issuance of the order while ordering paragraph B prohibited Texas Gas from placing the tariff sheets into effect before further order of the FERC. Texas Gas made the required compliance filing on September 30, 2002. Texas Gas and several other parties requested rehearing and/or clarification of the August 27, 2002 order. On December 24, 2002 the FERC issued its "Order on Rehearing" which granted rehearing in part and denied rehearing in part and directed Texas Gas to file revised tariff sheets. Texas Gas made the required compliance filing on January 23, 2003, and at least one party has protested the filing. The FERC has not yet issued an order on either compliance filing directing Texas Gas to place any of the Order No. 637 tariff sheets into effect.

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


OWNERSHIP OF PROPERTY

      Texas Gas' pipeline system is owned in fee, with certain portions, such as the offshore areas, being held jointly with third parties. However, a substantial portion of Texas Gas' system is constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across property owned by others. Texas Gas' compressor stations, with appurtenant facilities, are located on lands owned in fee by Texas Gas. Texas Gas owns its main office building and other facilities located in Owensboro, Kentucky. Storage facilities are either owned or contracted for under long-term leases.


EMPLOYEE RELATIONS

      Texas Gas had 651 employees as of December 31, 2002. Certain of those employees were covered by a collective bargaining agreement. A favorable relationship existed between management and labor during the period. The International Chemical Workers Union Council of the United Food and Commercial

Workers International Union, Local 187C, represents 117 of Texas Gas' 383 field employees. The current collective bargaining agreement between Texas Gas and Local 187 expires on April 30, 2004.

      During 2002, Williams announced plans to strengthen its balance sheet through a number of efforts such as asset sales and cost reductions including a downsizing of its work force. As a result of these actions, Texas Gas reduced its work force by approximately 140 employees through an enhanced-benefit early retirement option to certain employee groups, and severance and by approximately 91 employees through the transfer of employees to Williams' assets that were sold.

      Texas Gas has a non-contributory, defined benefit pension plan and various other plans, which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits. Officers and directors may participate in these plans.


FORWARD LOOKING STATEMENTS

      Certain matters discussed in this annual report, excluding historical information, include forward-looking statements --statements that discuss Texas Gas' expected future results based on current and pending business operations. Texas Gas makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements can be identified by words such as "anticipates," "believes," "could," "continues," "estimates," "expects," "forecasts," "might," "planned," "potential," "projects," "scheduled" or similar expressions. Although Texas Gas believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

      Events in 2002 significantly impacted the risk environment businesses face and raised a level of uncertainty in the capital markets. Beliefs and assumptions as to what constitutes appropriate levels of capitalization and fundamental value have changed abruptly. The financial collapse of the energy industry combined with the meltdown of the telecommunications industry are both new realities that have had and will likely continue to have specific impacts on all companies, including Texas Gas.

RISK FACTORS

      You should carefully consider the following risk factors in addition to the other information in this annual report. Each of these factors could adversely affect Texas Gas' business, operating results, and financial condition as well as adversely affect the value of an investment in Texas Gas' securities.

      WILLIAMS' STRATEGY TO STRENGTHEN ITS BALANCE SHEET AND IMPROVE LIQUIDITY DEPENDS ON WILLIAMS' ABILITY TO DIVEST SUCCESSFULLY CERTAIN ASSETS.

      On February 20, 2003, Williams announced its intention to sell an additional $2.25 billion in assets, properties and investments including Texas Gas. At December 31, 2002, Williams had debt obligations of $3.8 billion that will mature between now and March 2004. Because Williams' cash flow from operations will be insufficient alone to repay all such debt and Williams' access to capital markets is limited, in part as a result of the loss of its investment grade ratings, Williams will depend on its sales of assets to generate sufficient net cash proceeds to enable the payment of maturing obligations.

      Williams' secured credit facilities limit its ability to sell certain assets and require generally that one-half of all net proceeds from asset sales be applied (a) to repayment of certain long-term debt, (b) to cash collateralization of designated letters of credit, and (c) to reduction of the lender commitments under the secured facilities. The timing of and the net cash proceeds realized from such sales are dependent on locating and successfully negotiating sales with prospective buyers, regulatory approvals, industry conditions, and lender consents. If the realized cash proceeds are insufficient or are materially delayed, Williams might not have sufficient funds on hand to pay maturing indebtedness, including advances from Texas Gas which are payable upon demand or to implement its strategy.

      BECAUSE TEXAS GAS NO LONGER MAINTAINS INVESTMENT GRADE CREDIT RATINGS, COUNTERPARTIES MIGHT REQUIRE IT TO PROVIDE INCREASING AMOUNTS OF CREDIT SUPPORT WHICH WOULD RAISE THE COST OF DOING BUSINESS.

      Texas Gas' transactions will require greater credit assurances, both to be given from, and received by, Texas Gas to satisfy credit support requirements. Additionally, certain market disruptions or a further downgrade of Texas Gas' credit rating might further increase its cost of borrowing or further impair its ability to access one or any of the capital markets. Such disruptions could include:

o further economic downturns;

o capital market conditions generally;

o terrorist attacks or threatened attacks on our facilities or those of other energy companies; or

o the overall health of the energy industry, including the bankruptcy of energy companies.



RISKS RELATED TO THE REGULATION OF TEXAS GAS' BUSINESS

      TEXAS GAS' GAS SALES, TRANSMISSION, AND STORAGE OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATIONS AND RATE PROCEEDINGS THAT COULD HAVE AN ADVERSE IMPACT ON ITS ABILITY TO RECOVER THE COSTS OF OPERATING ITS PIPELINE FACILITIES.

      Texas Gas' interstate gas sales, transmission, and storage operations are subject to the FERC's rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC's regulatory authority extends to:

o transportation and sale for resale of natural gas in interstate commerce;

o rates and charges;

o construction;

o acquisition, extension or abandonment of services or facilities;

o accounts and records;

o depreciation and amortization policies; and

o operating terms and conditions of service.

      The FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that has led to increased competition throughout the industry. In a number of key markets, interstate pipelines are facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on economic and other considerations. Texas Gas' ability to compete in the natural gas pipeline industry is impacted by its ability to offer competitively priced services and to successfully implement efficient and effective operational systems, such as its service delivery system, that must also meet applicable regulatory requirements.

      In 2000, the FERC issued Order No. 637, which sets forth revisions to its policies governing the regulation of interstate natural gas pipelines that it finds necessary to adjust its current regulatory model to the needs of evolving markets. The FERC, however, determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order No. 637 revised the FERC's pricing policy to waive through September 30, 2002, the maximum price ceilings for short-term releases of capacity of less than one year and to permit pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates. Certain parties requested rehearing of Order No. 637 and eventually appealed certain issues to the District of Columbia Circuit Court of Appeals. The D.C. Circuit remanded as to certain issues, and on October 31, 2002, the FERC issued its order on remand. Rehearing requests for that order are now pending with the FERC. Given the extent of the FERC's regulatory power, Texas Gas cannot give any assurance regarding the likely regulations under which it will operate its natural gas transmission and storage business in the future or the effect of regulation on its financial position and results of operations.

      The FERC has proposed to broaden its regulations that restrict relations between jurisdictional natural gas companies, or "jurisdictional companies," and marketing affiliates. In addition, the proposed rules would limit communications between jurisdictional companies and all other companies engaged in energy activities. The rulemaking is pending at the FERC and the precise scope and effect of the rule is unclear. If adopted as proposed, the rule could affect the way Texas Gas manages its gas transmission activities.


RISKS RELATED TO ENVIRONMENTAL MATTERS

      TEXAS GAS COULD INCUR MATERIAL LOSSES IF IT IS HELD LIABLE FOR THE ENVIRONMENTAL CONDITION OF ANY OF ITS ASSETS.

      Texas Gas is generally responsible for all on-site liabilities associated with the environmental condition of its facilities and assets, which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In addition, in connection with certain acquisitions and sales of assets, Texas Gas might obtain, or be required to provide, indemnification against certain environmental liabilities. If Texas Gas incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Texas Gas, it could suffer material losses.

      ENVIRONMENTAL REGULATION AND LIABILITY - TEXAS GAS' BUSINESS WILL BE SUBJECT TO ENVIRONMENTAL LEGISLATION IN ALL JURISDICTIONS IN WHICH IT OPERATES, AND ANY CHANGES IN SUCH LEGISLATION COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS.

      Texas Gas' operations are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental legislation also requires that Texas Gas' facilities, sites and other properties associated with its operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Existing environmental regulations could also be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Texas Gas or its facilities, and future changes in environmental laws and regulations could occur. The federal government and several states recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

      Compliance with environmental legislation could require significant expenditures, including expenditures for compliance with the Clean Air Act and similar legislation, for clean up costs and damages arising out of contaminated properties, and for failure to comply with environmental legislation and regulations which might result in the imposition of fines and penalties. The steps Texas Gas takes to bring certain of its facilities into compliance could be prohibitively expensive, and Texas Gas might be required to shut down or alter the operation of those facilities, which might cause it to incur losses.

      Further, Texas Gas' regulatory rate structure and its contracts with clients might not necessarily allow it to recover capital costs incurred to comply with new environmental regulations. Also, Texas Gas might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if Texas Gas fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs. Should Texas Gas fail to comply with all applicable environmental laws, it might be subject to penalties and fines imposed by regulatory authorities. Although Texas Gas does not expect that the costs of complying with current environmental legislation will have a material adverse effect on its financial condition or results of operations, no assurance can be made that the costs of complying with environmental legislation in the future will not have such an effect.


RISKS RELATING TO ACCOUNTING POLICIES

      POTENTIAL CHANGES IN ACCOUNTING POLICIES FOR THE ENERGY INDUSTRY MIGHT CAUSE TEXAS GAS TO REVISE ITS FINANCIAL ACCOUNTING AND/OR DISCLOSURE IN THE FUTURE, WHICH MIGHT CHANGE THE WAY ANALYSTS MEASURE TEXAS GAS' BUSINESS OR FINANCIAL PERFORMANCE.

      Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies' relationships with their independent auditors and other accounting practices. Because it is still unclear what laws or regulations will develop, Texas Gas cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in Texas Gas' operations specifically. In addition, the Financial Accounting Standards Board
(FASB), the FERC or the SEC could enact new accounting standards that might impact how Texas Gas is required to record revenues, expenses, assets and liabilities.



RISKS RELATING TO TEXAS GAS' INDUSTRY

      THE LONG-TERM FINANCIAL CONDITION OF TEXAS GAS' GAS TRANSMISSION BUSINESS IS DEPENDENT ON THE CONTINUED AVAILABILITY OF NATURAL GAS RESERVES.

      The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to Texas Gas' pipeline system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies.

      GAS TRANSMISSION ACTIVITIES INVOLVE NUMEROUS RISKS THAT MIGHT RESULT IN ACCIDENTS AND OTHER OPERATING RISKS AND COSTS.

      There are inherent in Texas Gas' gas transmission properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of Texas Gas' operations and substantial losses. In accordance with customary industry practice, Texas Gas maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on Texas Gas' financial position and results of operations. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.



OTHER RISKS

      RECENT TERRORIST ACTIVITIES AND THE POTENTIAL FOR MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT TEXAS GAS' BUSINESS.

      The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for Texas Gas' gas transmission operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While Texas Gas is taking steps that it believes are appropriate to increase the security of its energy assets, there is no assurance that Texas Gas can completely secure its assets or to completely protect them against a terrorist attack. These developments have subjected Texas Gas' operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on its business. In particular, Texas Gas might experience increased capital or operating costs to implement increased security for its energy assets.

      The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Texas Gas and its competitors typically insure against might decrease. In addition, the insurance that Texas Gas is able to obtain might have higher deductibles, higher premiums and more restrictive policy terms.


ITEM 2.  PROPERTIES.

    See "Item 1.  Business."


ITEM 3.  LEGAL PROCEEDINGS.

    For a discussion of Texas Gas' current legal proceedings, see Note B of Notes to Financial Statements contained in Item 8 hereof.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of March 8, 2003, all of the outstanding shares of Texas Gas' common stock are owned by WGP, a wholly-owned subsidiary of Williams. Texas Gas' common stock is not publicly traded and there exists no market for such common stock.


ITEM 7.      MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8.

CRITICAL ACCOUNTING POLICIES

    REGULATORY ACCOUNTING
      Texas Gas is regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Texas Gas' management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.


    REVENUE SUBJECT TO REFUND

      Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and
(iii) allowed rate of return, including the equity component of a pipeline's capital structure and related income taxes.

      The FERC regulatory processes and procedures govern the tariff rates that Texas Gas is permitted to charge to customers for interstate transportation of natural gas. Accordingly, certain revenues collected by Texas Gas may be subject to possible refunds upon final orders in pending rate cases with the FERC. Texas Gas records estimates of rate refund reserves considering Texas Gas' and other third-party's regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2002, Texas Gas had no pending rate case proceedings and no potential rate refunds.

    CONTINGENT LIABILITIES

      Texas Gas records liabilities for estimated loss contingencies when it believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the liabilities for contingent losses would be required.

    IMPAIRMENT OF LONG-LIVED ASSETS

       Texas Gas evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

      Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

    USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


WILLIAMS' RECENT EVENTS

      In 2002, Williams faced many challenges including credit and liquidity constraints following the deterioration of its sector of the energy industry in the wake of the Enron collapse and the assumption of payment obligations and performance on guarantees associated with its former telecommunications subsidiary, Williams Communications Group, Inc. (WCG). With the deterioration of the energy industry, the credit rating agencies requirements for investment grade companies became more stringent. Williams' credit rating was lowered below an investment grade rating in the middle of 2002. During 2002 and more recently, Williams has sold a significant amount of assets and/or businesses and outlined plans to sell more assets to satisfy maturing debt obligations and strengthen its short-term liquidity position. In regards to the short-term, Williams, at December 31, 2002, has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004.

      During December 2001 and the first quarter of 2002, Williams announced plans to strengthen its balance sheet and support retention of its investment grade ratings. The plans included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter. Towards these plans and in satisfaction of continued liquidity demands, Williams completed debt issuances and sold one of its regulated interstate pipelines.

      During the second quarter, Williams experienced liquidity constraints, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

      Williams experienced a substantial net loss for the second quarter of 2002 resulting primarily from a segment loss incurred by its energy marketing and trading segment. In July 2002, the major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade, reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams obtained two secured facilities totaling $1.3 billion and amended its existing credit agreement, which expires in July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of these agreements are not adhered to, then Williams' lenders can declare all amounts outstanding to be immediately due and payable. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. Williams also sold assets during 2002 and is pursuing the sale of other assets to enhance liquidity.

      As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the third and fourth quarters, Texas Gas accrued $2.25 million of severance costs applicable to 97 employees whose positions have been eliminated.

      On February 20, 2003, Williams outlined its planned business strategy for the next several years and believes it to be a comprehensive response to the events which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the subsidiary level and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003, including approximately $2.5 billion in newly announced offerings combined with those assets already under contract or in negotiations for sale. The specific assets and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, lender consents to sales of collateral and the short-and long-term liquidity requirements of Williams.

      The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. Williams has announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Texas Gas customers. Texas Gas cannot predict at this time to what extent business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Texas Gas. Additionally, a recent FERC settlement, among other things, places certain restrictions on WEM&T's ability to enter into new transportation agreements that would increase the transportation capacity that it currently holds on certain affiliated natural gas pipelines.

      At December 31, 2002, Williams has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004. Williams has indicated that available liquidity to meet these requirements and fund a reduced level of capital expenditures will be dependent on several factors, including the cash flows of retained businesses, the amount of proceeds raised from the sale of assets and the price of natural gas. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent asset sales, anticipated asset sales and available secured credit facilities, Williams has indicated that it currently believes that it has the financial resources and liquidity to meet future cash requirements through the first quarter of 2004. In the event that Williams' financial condition does not improve or becomes worse, or if it fails to complete assets sales and reduce its commitment to its energy marketing and risk management business, Williams may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding.

      On February 20, 2003, Williams announced its intention to sell its interest in Texas Gas.

                        FINANCIAL ANALYSIS OF OPERATIONS

       This analysis discusses financial results of Texas Gas' operations for the years 2000 through 2002. Variances due to changes in price and volume have little impact on revenues, because under Texas Gas' rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

2002 COMPARED TO 2001

      Operating revenues increased $15.1 million, or 6 percent, primarily attributable to a $10.2 million reversal of deferred revenues resulting from a favorable issue resolution related to Texas Gas' rate case settlement and an increase in revenues from Park and Loan services. Total deliveries were 669.5 Tbtu and 709.8 Tbtu for the years of 2002 and 2001, respectively.

      Operating costs and expenses increased $0.5 million primarily due to a $3.5 million accrual for a disputed regulatory issue, $2.5 million in severance costs resulting from cost reduction efforts, $1.8 million for the write off of cancelled capital projects, $1.6 million due to the write off of unrecoverable aviation related costs, and $4.3 million in higher taxes, other than incomes taxes, due to the favorable settlement of tax issues in 2001 which resulted in the reversal of tax accruals related to the outstanding tax issues. The increase in operating costs and expenses was mostly offset by $8.0 million in lower depreciation expense due to lower depreciation rates approved in Texas Gas' rate case settlement, $1.8 million from an environmental insurance settlement, and $3.0 million lower employee related expenses due to the reduction in the number of employees.

      Operating income was $14.6 million, or 16 percent, higher for the year ended December 31, 2002, than for the year ended December 31, 2001. The increase in operating income was due primarily to the higher revenues from the settlement of regulatory issues related to Texas Gas' rate case mentioned above.

      Net income increased $11.0 million, or 24 percent, primarily due to the higher operating income discussed above, $1.1 million for the gain on the sale of certain equipment, a $1.1 million reduction in costs from a receivable financing agreement that was cancelled in the third quarter of 2002, and lower interest expense resulting from the settlement of the rate case. This increase was partially offset by lower interest income resulting from the lower advances to WGP due primarily to the payout of refunds to customers.

2001 COMPARED TO 2000

      Operating revenues decreased $10.6 million, or 4 percent, primarily due to lower tracked costs, which are passed through to customers, lower revenues from traditional firm services primarily due to turnback capacity remarketed at discounted rates and/or for shorter contract terms, partially offset by higher revenues from new services. Total deliveries were 709.8 trillion British thermal units (TBtu) and 737.8 TBtu for the years December 31, 2001 and 2000, respectively.

      Operating costs and expenses decreased $8.1 million, or 3 percent, mainly attributable to a $5.1 million decrease in administrative and general costs primarily resulting from the 2000 office consolidation of Texas Gas and Williams Gas Pipeline Central, Inc., an affiliate, and lower tracked costs which are passed through to customers. The decrease in administrative and general costs was partially offset by higher charitable contributions. The cost of gas transportation decreased $2.6 million primarily due to a decrease in tracked costs and certain other normal operating activities. Ad valorem and use tax decreased $2.6 million due primarily to favorable settlements of outstanding prior year tax issues.

      Operating income was $2.5 million, or 3 percent, lower for the year ended December 31, 2001, than for 2000. The decrease in operating income was due primarily to $10.6 million in lower revenues, partially offset by $5.1 million in lower administrative and general costs, a $2.6 million decrease in the cost of gas transportation, and $2.6 million in lower ad valorem and use taxes, which is included in taxes other than income taxes.

      Net income decreased $7.1 million, or 14 percent, primarily due to the reasons discussed above and a $1.9 million increase in interest expense due primarily to interest on rate refund reserves related to Texas Gas' current rate case (Docket RP00-260). Interest income from affiliates decreased $1.7 million due primarily to lower rates on an interest bearing note balance between Texas Gas and WGP.


PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net at December 31, 2002, includes approximately $347 million related to amounts in excess of the original cost of regulated facilities, as a result of the Williams' 1995 and prior acquisitions of Texas Gas. The original amount of $430 million is being depreciated over 40 years, the estimated remaining useful lives of the assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.


EFFECT OF INFLATION

      Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Texas Gas' property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Texas Gas believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Texas Gas' ability to price services or products to ensure recovery of inflation's effect on costs.

                        FINANCIAL CONDITION AND LIQUIDITY


METHOD OF FINANCING

      Texas Gas funds its capital requirements with cash flows from operating activities by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the credit agreement (discussed below) and, if required, by advances from WGP. Historically, Texas Gas also funded its capital requirements through a sale of receivables program. In July 2002, Texas Gas' sale of receivables program expired and was not renewed.

      Texas Gas has an effective registration statement on file with the Securities and Exchange Commission. At December 31, 2002, $100 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Texas Gas' credit ratings (discussed below), interest rates on future financings will be higher, but Texas Gas believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

      Williams and certain of its subsidiaries, including Texas Gas, are parties to a $700 million credit agreement (Credit Agreement), under which Texas Gas can borrow up to $200 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate (LIBOR). The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Texas Gas will continue to have borrowing capacity up to the lesser of $200 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitment from participating banks had been reduced to $463 million, the borrowing capacity available to Texas Gas was $200 million, and Texas Gas had no outstanding borrowings under this agreement. Texas Gas' assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

      As a participant in Williams' cash management program, Texas Gas makes advances to and receives advances from Williams through Texas Gas' parent company, WGP. At December 31, 2002, the advances due Texas Gas by WGP totaled $65.1 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Texas Gas' current credit ratings as determined by

Moody's Investor Service and Standard & Poor's. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Texas Gas.

      In the event that Williams' financial condition does not improve or becomes worse, or if it fails to realize sufficient proceeds from the remaining planned asset sales, it may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding. Texas Gas cannot predict with certainty what impact such action, if it were to occur, would have on it. Under the equitable doctrine of substantive consolidation, a bankruptcy court may consolidate and pool the assets and liabilities of a subsidiary with those of its parent. Texas Gas cannot provide assurance that Williams, WGP or their creditors would not attempt to advance substantive consolidation claims in the event of a Williams bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to allow the substantive consolidation of Texas Gas' assets and liabilities in the context of a bankruptcy filing, Texas Gas' financial condition, operations and ability to meet its obligations would be materially adversely affected.

      On August 1, 2002, the FERC issued a Notice of Proposed Rule Making (NOPR) that proposes restrictions on various types of cash management program employed by companies in the energy industry, such as Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

      Through July 2002, Texas Gas, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity
(SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and by the end of August 2002, Texas Gas completed the repurchase of approximately $10 million of trade accounts previously sold.

CREDIT RATINGS

      Texas Gas has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Texas Gas' credit ratings given by Moody's Investors Service, Standard & Poor's and Fitch Ratings (rating agencies). During 2002, the rating agencies reduced Texas Gas' credit ratings on its senior unsecured long-term debt, as follows:

       Moody's Investors Service .................................Baa1 to B3
       Standard  & Poor's  .......................................BBB+ to B+
       Fitch Ratings..............................................BBB+ to BB-

      Currently Moody's Investor's Service and Standard and Poor's have Texas Gas' credit ratings on "negative outlook" and "negative watch", respectively. The rating agencies have reduced Texas Gas' credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to strengthen its financial position. With the reduced credit ratings, Texas Gas expects interest rates on future financings will be higher than they otherwise would have been.

CAPITAL EXPENDITURES

      Texas Gas' capital expenditures,  net of retirements and salvage, for 2002
and  2001  were  $27.4  million  and  $108.4  million,   respectively.   Capital
expenditures for 2003 are expected to approximate $23 million.


GENERAL RATE ISSUES

      As discussed in Note B of the Notes to Financial Statements, on April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers.

CONTRACTUAL OBLIGATIONS

The table below summarizes some of the more significant contractual obligations and commitments by period (in millions).


                                                                           Total
                          Long-Term               Capital               Contractual
      Period                Debt                Commitments             Obligations
-------------------    ----------------     --------------------     -------------------
-------------------    ----------------     --------------------     -------------------
2003                   $             -      $              4.0       $              4.0
2004                             150.0                        -                   150.0
2005                                 -                        -                       -
2006                                 -                        -                       -
2007                                 -                        -                       -
After 2007                       100.0                        -                   100.0
                       ----------------     --------------------     -------------------
                       ----------------     --------------------     -------------------
Total                  $         250.0                     4.0       $            254.0
                       ================     ====================     ===================


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Texas Gas' market risk is limited to its long-term debt. All interest on long-term debt is fixed in nature. Total long-term debt at December 31, 2002, had a carrying value of $249.8 million and a fair value of $238.4 million. The weighted-average interest rate of Texas Gas' long-term debt is 8.08%. Texas Gas' $150 million (8 5/8%) and $100 million (7 1/4%) long-term debt issues mature in 2004 and 2027, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Texas Gas Transmission Corporation

      We have audited the accompanying balance sheets of Texas Gas Transmission Corporation as of December 31, 2002 and 2001, and the related statements of income, cash flows, and retained earnings and paid-in-capital for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gas Transmission Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                            /s/  Ernst & Young LLP

Houston, Texas
March 5, 2003

                       TEXAS GAS TRANSMISSION CORPORATION

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                          2002                2001                2000
                                                     --------------      --------------      -------------
Operating Revenues:
    Gas transportation                               $   260,662         $   244,124         $   255,181
    Gas storage                                            2,317               2,674               2,516
    Other                                                  3,695               4,787               4,459
                                                     -----------         -----------         -----------
      Total operating revenues                           266,674             251,585             262,156
                                                     -----------         -----------         -----------

Operating Costs and Expenses:
    Cost of gas transportation                             8,192               4,293               6,903
    Operation and maintenance                             43,197              49,186              48,024
    Administrative and general                            52,989              46,746              51,824
    Depreciation and amortization                         37,806              45,821              44,781
    Taxes other than income taxes                         16,033              11,712              14,335
                                                     -----------         -----------         -----------
      Total operating costs and expenses                 158,217             157,758             165,867
                                                     -----------         -----------         -----------

Operating Income                                         108,457              93,827              96,289
                                                     -----------         -----------         -----------

Other (Income) Deductions:
    Interest expense                                      20,490              21,678              19,805
    Interest income from affiliates                       (1,468)             (3,434)             (5,149)
    Gain on sale of equipment                             (1,140)               -                 (3,712)
    Miscellaneous other income, net                       (2,171)                (32)               (322)
                                                     -----------         -----------         -----------
      Total other deductions                              15,711              18,212              10,622
                                                     -----------         -----------         -----------

Income before Income Taxes                                92,746              75,615              85,667

Provision for Income Taxes                                36,647              30,484              33,420
                                                     -----------         -----------         -----------

Net Income                                           $   56,099          $    45,131        $    52,247
                                                    ================    ================    ==============












                             See accompanying notes.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                DECEMBER 31,            DECEMBER 31,
         ASSETS                                                        2002                   2001
                                                                ------------------     -------------------
Current Assets:
    Cash and cash equivalents                                    $           277       $           86
    Receivables:
      Accounts receivable - Trade                                         25,705                   -
      Accounts receivable - TGT Enterprises, Inc.                           -                   7,003
      Other affiliates                                                     2,386                  278
      Other                                                                3,843                1,470
    Gas receivables:
      Transportation and exchange                                          1,392                1,627
      Storage                                                              6,601                   -
    Advances to affiliates                                                63,143               66,299
    Inventories                                                           13,580               13,950
    Deferred income taxes                                                 14,724               20,492
    Costs recoverable from customers                                       2,853               17,261
    Gas stored underground                                                 3,922                3,486
    Prepaid and other expenses                                             3,407                1,551
                                                                 ---------------       --------------
      Total current assets                                               141,833              133,503
                                                                 ---------------       --------------

Property, Plant and Equipment, at cost:
    Natural gas transmission plant                                     1,113,648            1,096,620
    Other natural gas plant                                              154,141              167,137
                                                                 ---------------        -------------
                                                                       1,267,789            1,263,757
    Less - Accumulated depreciation and
      amortization                                                       209,821              202,479
                                                                 ---------------        -------------
      Property, plant and equipment, net                               1,057,968            1,061,278
                                                                 ---------------         ------------

Other Assets:
    Gas stored underground                                               110,458              118,883
    Costs recoverable from customers                                      37,951               37,641
    Prepaid pension                                                       28,411               35,612
    Other                                                                  7,969                9,602
                                                                 ---------------       --------------
        Total other assets                                               184,789              201,738
                                                                 ---------------       --------------

      Total Assets                                               $     1,384,590       $    1,396,519
                                                                 ===============       ==============



                             See accompanying notes.

                       TEXAS GAS TRANSMISSION CORPORATION

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)


                                                                     DECEMBER 31,         DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                        2002                 2001
                                                                     -------------------  ------------------
Current Liabilities:
    Payables:
      Trade                                                          $       2,017        $        5,685
      Affiliates                                                             9,936                32,822
      Other                                                                  6,961                10,139
    Gas payable
      Transportation and exchange                                            1,312                15,437
      Storage                                                               24,214                16,005
    Accrued income taxes due affiliate                                      16,210                18,915
    Accrued taxes other                                                     12,817                11,708
    Accrued interest                                                         6,557                 6,557
    Accrued payroll and employee benefits                                   27,025                34,732
    Other accrued liabilities                                               11,765                 9,105
    Reserve for regulatory and rate matters                                    -                  31,107
                                                                     -------------        --------------
         Total current liabilities                                         118,814               192,212
                                                                     -------------        --------------

Long-Term Debt                                                             249,781               250,174
                                                                     -------------        --------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                                  206,039               172,892
    Postretirement benefits other than pensions                             26,432                30,101
    Pension plan costs                                                      28,411                35,612
    Other                                                                   23,434               29,948
                                                                     -------------        -------------
         Total other liabilities and deferred credits                      284,316               268,553
                                                                     -------------        --------------

Stockholder's Equity:
    Common stock, $1.00 par value, 1,000
      shares authorized, issued and outstanding                                  1                     1
    Premium on capital stock and other paid-in capital                     630,608               630,608
    Retained earnings                                                      101,070                54,971
                                                                     -------------        --------------
              Total stockholder's equity                                   731,679               685,580
                                                                     -------------        --------------

         Total Liabilities and Stockholder's Equity                  $   1,384,590        $    1,396,519
                                                                     =============        ==============





                             See accompanying notes.

                       TEXAS GAS TRANSMISSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             2002                2001                2000
                                                       ----------------    ----------------    ------------
Operating Activities:
    Net income                                          $     56,099        $    45,131         $    52,247
    Adjustments to reconcile to net cash
     provided by operating activities:
     Depreciation and amortization                            37,806             45,821              44,781
     Provision (benefit) for deferred
     income taxes                                             38,915              1,102              (6,534)
     Gain)  on sale of equipment                              (1,140)                -               (3,712)
     Changes in operating assets and liabilities:
      Receivables                                            (34,444)             4,175              (5,634)
      Receivable - TGT Enterprises, Inc.                       7,003              1,411              (2,204)
      Inventories                                                370              1,175                 502
      Other current assets                                     7,998              1,481               4,672
      Accrued income taxes due affiliate                      (2,705)            (4,926)             19,746
      Payables and accrued liabilities                       (17,566)            18,176             (19,929)
      Reserve for regulatory and rate matters                (31,107)            20,634              10,473
      Other, including changes in non-
        current assets and liabilities                       (26,746)            (1,585)             14,307
                                                           -----------         -----------        -----------
      Net cash provided by operating activities               34,483            132,595             108,715
                                                          ------------         -----------        -----------

Financing Activities:
    Dividends                                               (10,000)            (25,000)            (52,000)
                                                        -----------         -----------         -----------
Net cash used in financing activities                       (10,000)            (25,000)            (52,000)
                                                        -----------         -----------         -----------

Investing Activities:
    Property, plant and equipment:
       Capital expenditures, net of allowance for
         funds used during construction                     (27,448)           (108,353)            (65,894)
           Advances to affiliates, net                        3,156                 583               9,002
    Proceeds from sale of long-term investments                -                    -                   172
                                                        -----------         ----------------    -------------
Net cash used in investing activities                       (24,292)           (107,770)            (56,720)
                                                        -----------         -----------         -----------
Increase (decrease) in cash and cash equivalents                191                (175)                 (5)
Cash and cash equivalents at beginning of period                 86                 261                 266
                                                        -----------         -----------         -----------
Cash and cash equivalents at end of period              $       277         $        86         $       261
                                                        ===========         ===========         ===========

-----------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest (net of amount capitalized)             $    22,171         $    19,714         $    19,539
       Income taxes, net                                        434              34,243              20,208
    Noncash contribution of equipment                          -                   -                  3,562


                                                     See accompanying notes.

                       TEXAS GAS TRANSMISSION CORPORATION

                         STATEMENTS OF RETAINED EARNINGS
                               AND PAID-IN CAPITAL
                             (THOUSANDS OF DOLLARS)



                                                                         RETAINED           PAID-IN
                                                                         EARNINGS           CAPITAL

Balance, December 31, 1999                                             $    34,593        $     627,046

Add (deduct):
      Net income                                                            52,247                  -
      Dividends on common stock                                            (52,000)                 -
      Capital Contributions                                                   -                   3,562
                                                                       -----------           ----------

Balance, December 31, 2000                                                  34,840              630,608
                                                                       -----------           ----------

Add (deduct):
      Net income                                                            45,131                  -
      Dividends on common stock                                            (25,000)                 -
                                                                       -----------           ----------



Balance, December 31, 2001                                                  54,971              630,608
                                                                       -----------          -----------

Add (deduct):
      Net income                                                            56,099                  -
      Dividends on common stock                                            (10,000)                 -
                                                                       -----------        -------------

Balance, December 31, 2002                                             $   101,070        $     630,608
                                                                       ===========        =============














                                                     See accompanying notes.

                       TEXAS GAS TRANSMISSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CORPORATE STRUCTURE AND CONTROL

      Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

      On February 20, 2003, Williams announced its intention to sell its interest in Texas Gas.


    NATURE OF OPERATIONS

      Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas' direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and the Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

    REGULATORY ACCOUNTING

      Texas Gas is regulated by the Federal Energy Regulatory Commission (FERC). Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Texas Gas follows the accounting prescribed by SFAS No. 71 and the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

    COSTS RECOVERABLE FROM/REFUNDABLE TO CUSTOMERS

      Texas Gas has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs. Costs incurred over or under approved levels are deferred in anticipation of recovery or refunds through future rate or surcharge adjustments (see Note B for a discussion of Texas Gas' rate matters).

    BASIS OF PRESENTATION

      Texas Gas' 1995 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values at the time of the acquisition. The accompanying financial statements reflect the pushdown of the purchase price allocation (amounts in excess of book value) to Texas Gas. Included in property, plant and equipment, net at December 31, 2002, is approximately $347 million related to amounts in excess of the original cost of regulated facilities as a result of Williams' and prior acquisitions. The original amount of $430 million is being depreciated over 40 years, the estimated useful lives of these assets at the date of acquisition, at approximately $11 million per year. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

    USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, Texas Gas evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. Texas Gas bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

    CASH AND CASH EQUIVALENTS

        Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less.

    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to its customer base, Texas Gas has not historically expensed recurring credit losses in connection with its receivables. As a result, Texas Gas establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance. This allowance was approximately $0.6 million and $0.6 million at December 31, 2002 and 2001, respectively.

    ADVANCES TO AFFILIATES

      As a participant in Williams' cash management program, Texas Gas makes advances to and receives advances from Williams through WGP. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectibility is reasonable assured.

    SECURITIZATIONS AND TRANSFERS OF FINANCIAL INSTRUMENTS

    Through July 2002, Texas Gas, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity
(SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and by the end of August 2002, Texas Gas completed the repurchase of approximately $10 million of trade accounts previously sold.

    MATERIALS AND SUPPLIES

      Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was $0.7 million at December 31, 2002. Texas Gas did not have an allowance for obsolescence at December 31, 2001.

    PROPERTY, PLANT AND EQUIPMENT

      Depreciation  is provided  primarily on the  straight-line  method at FERC prescribed rates, including negative salvage, over estimated useful lives (generally 40 to 50 years). Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation expense for the years ended December 31, 2002, 2001, and 2000, was $37.8 million, $43.7 million and $42.7 million, respectively.

      The lower depreciation expense in 2002 is due primarily to lower depreciation rates, retroactive to November 1, 2000, approved in Texas Gas' general rate case. See Note B.

      The carrying values of these assets are also based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. These estimates, assumptions and judgments reflect FERC regulations, as well as historical experience and expectations regarding future industry conditions and operations.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

      Texas Gas evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

    CAPITALIZED INTEREST

      The allowance for funds used during construction represents the cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction and capitalized interest for the years ended December 31, 2002, 2001 and 2000, was $0.9 million, $0.6 million and $0.7 million, respectively. The allowance for equity funds used during construction for the years ended December 31, 2002, 2001 and 2000, was $2.4 million, $1.3 million and $1.5 million, respectively. The allowance for borrowed funds used during construction reduces interest expense and the allowance for equity funds is included in miscellaneous other income.

    COMMON STOCK DIVIDENDS AND RETURNS OF CAPITAL

      Texas Gas charges against paid-in capital that portion of any common dividend declaration that exceeds the retained earnings balance. Such excesses are deemed to be returns of capital.

EMPLOYEE STOCK BASED AWARDS

       Williams' employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees" and related interpretations. Williams' fixed plan common stock options generally do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The plans are described more fully in Note D.

      The following table illustrates the effect on net income if Texas Gas had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.


                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                       2002              2001             2000
                                                   --------------    -------------    -------------
                                                               (Thousands of Dollars)

Net income, as reported                                  $56,099          $45,131          $52,247
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of tax
                                                             926              692            1,962
                                                   --------------    -------------    -------------
                                                   --------------    -------------    -------------
Pro forma net income                                     $55,173          $44,439          $50,285
                                                   ==============    =============    =============


      Pro forma amounts for 2002 include compensation expense from Williams awards made in 2002 and 2001 and compensation expense from certain Williams awards made in 1999.

      Pro forma amounts for 2001 include compensation expense from certain Williams awards made in 1999 and compensation expense from Williams awards made in 2001.

      Pro forma amounts for 2000 include compensation expense from certain Williams awards made in 1999 and the total compensation expense from Williams awards made in 2000, as these awards fully vested in 2000 as a result of accelerated vesting provisions.

       The pro forma net income  effects of  applying  SFAS 123  recognition  of
compensation   expense   provided  for  the  periods  shown  above  may  not  be
representative of the effects on reported net income for future years.

      The fair value of each award was estimated using the Black-Scholes options pricing model. See Note D for the assumptions used in the calculation of fair value.

    CASH FLOWS FROM OPERATING ACTIVITIES

      Texas Gas uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.

    RECENT ACCOUNTING STANDARDS

      The Financial Accounting Standards (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with the impact of adoption to be reported as a cumulative effect of change in accounting principle.

      Texas Gas adopted the new rules on asset retirement obligations on January 1, 2003, but was not required by the new rules to record a liability for asset retirement obligations. A reasonable estimate of the fair value of the retirement obligations for its pipeline transmission assets cannot be made as the remaining life of these assets is not currently determinable.

      In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections." The rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, " requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13, "Accounting for Leases," require certain lease modifications that have economic effects, which are similar to sale-leaseback transactions, be accounted for as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Texas Gas' results of operations and financial position.

      The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002; hence, initial adoption of this Statement on January 1, 2003, did not have any impact on Texas Gas' results of operations or financial position.

      The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The prospective method of transition under SFAS No. 123 is an option to the entities that adopt the recognition provisions under this statement in a fiscal year beginning before December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS No. 148, pro forma disclosures will be required in a specific tabular format in the "Summary of Significant Accounting Policies". Texas Gas has adopted the disclosure requirements of this statement effective December 31, 2002. The adoption had no effect on the Texas Gas' consolidated financial position or results of operations. Texas Gas continues to account for its stock-based compensation plans under APB Opinion No. 25. See "Employee Stock Based Awards" in this note.

        The FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the initial recognition at fair value of guarantees issued or modified after December 31, 2002, and expands the disclosure requirements for guarantees. Initial adoption of this Interpretation did not have any impact on Texas Gas' results of operations or financial position.

        The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. As of December 31, 2002, the Texas Gas has no variable interest entities as defined by FIN No. 46.

    RECLASSIFICATIONS

      Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.


B.  COMMITMENTS AND CONTINGENCIES

    REGULATORY AND RATE MATTERS AND RELATED LITIGATION

      FERC ORDER 637

      On February 9, 2000, the FERC issued a final rule, Order 637, in which the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding order 637 compliance for Texas Gas. Texas Gas filed a contested offer settlement on May

14, 2002. On August 27, 2002, the FERC issued its "Order on Order Nos. 637, 587-G, and 587-L" which accepted many of the provisions of the May 14 settlement of required modifications as specified in the body of the August 27, 2002 order. Ordering paragraph A directed Texas Gas to file actual tariff sheets, including modifications, within thirty days of the issuance of the order while ordering paragraph B prohibited Texas Gas from placing the tariff sheets into effect before further order of the FERC. Texas Gas made the required compliance filing on September 30, 2002. Texas Gas and several other parties requested rehearing and/or clarification of the August 27, 2002 order. On December 24, 2002 the FERC issued its "Order on Rehearing" which granted rehearing in part and denied rehearing in part and directed Texas Gas to file revised tariff sheets. Texas Gas made the required compliance filing on January 23, 2003, and at least one party has protested the filing. The FERC has not yet issued an order on either compliance filing directing Texas Gas to place any of the Order No. 637 tariff sheets into effect.

      GENERAL RATE CASE (DOCKET NO. RP00-260)

      On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000 the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002 and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. The FERC issued an order on October 10, 2002 approving the settlement. No additional refunds are due as a result of the settlement with the Indicated Shippers. In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced its estimated reserve for rate refunds by an equal amount. Texas Gas also recorded $10.2 million of revenues and reduced depreciation expense by $5.7 million to implement provisions of the settlement.

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

      NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000)

      On August 1, 2002, the FERC issued a Notice of Proposed Rule Making (NOPR) that proposes restrictions on various types of cash management program employed by companies in the energy industry such as Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

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

      ENVIRONMENTAL AND SAFETY MATTERS

      As of December 31, 2002, Texas Gas had an accrued liability of approximately $1.3 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

      Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the liability discussed above.

      Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (one hour standard) and is aware that during 2004 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (eight hour standard). Additional areas designated as non-attainment under the revised standard may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost in the range of $6 million to $14 million by 2005 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants in 2003 and 2004, which may impose controls in addition to the control described above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAPs regulations and installation of associated controls is anticipated to be during 2006.

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

      In January 2003, the U.S. Department of Transportation Office of Pipeline Safety issued a Notice of Proposed Rulemaking entitled "Pipeline Integrity Management in High Consequence Areas". The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Texas Gas at this time cannot predict the exact costs that would be required under the proposed rule. The costs of the baseline assessment are anticipated to be incurred over the next ten years. Texas Gas considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

      OTHER LEGAL ISSUES

      In 1998, the United State Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Texas Gas. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

      On May 2, 2000 a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified. On October 4 and 5, 2001 a mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc.), and plaintiffs. Settlement was reached with all named plaintiffs. One contract employee alleging injuries from the same accident has filed separately against Texas Gas. This plaintiff was included in the original litigation, and then withdrew. Informal settlement negotiations are continuing with this plaintiff.

      On June 8, 2001, fourteen Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs' counsel voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, the Williams defendants, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, the defendants' motion to dismiss on non-jurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the plaintiff class and this issue, along with the personal jurisdiction motion remains pending.

      On February 10, 2003, Texas Gas received a claim from certain parties (Claimants) for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas. Texas Gas had condemned the relevant mineral interest in the tract when the storage field was developed. Claimants contend that one of the leases for which they, or their predecessors in title, were paid in the condemnation was invalid because it was actually owned by separate entity then controlled by Claimants or their predecessors. Texas Gas believes that the Claimants and the separate entity are estopped to assert any claim to the mineral interest in the tract and that Texas Gas has valid defenses against such claim.


      SUMMARY OF COMMITMENTS AND CONTINGENCIES

      While no assurances may be given, Texas Gas does not believe that the ultimate resolution of the foregoing matters taken as a whole, and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on Texas Gas' future financial position, results of operations or cash flow requirements.

      OTHER COMMITMENTS

      COMMITMENTS FOR CONSTRUCTION

     Texas Gas has commitments for construction and acquisition of property, plant and equipment of approximately $4 million at December 31, 2002.

C.  FINANCING

      At December 31, 2002 and 2001, long-term debt issues were outstanding as follows (expressed in thousands):

                                                                               2002                   2001
                                                                      --------------------------------------------
      Debentures:
         7 1/4% due 2027                                                $     100,000       $     100,000
      Notes:
         8 5/8% due 2004                                                      150,000             150,000
                                                                        -------------       -------------
                                                                              250,000             250,000
      Unamortized debt (discount) premium, net                                   (219)                174
                                                                        --------------      -------------
      Total long-term debt                                              $     249,781       $     250,174
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

      Williams and certain of its subsidiaries, including Texas Gas, are parties to a $700 million credit agreement (Credit Agreement), under which Texas Gas can borrow up to $200 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate (LIBOR). The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Texas Gas will continue to have borrowing capacity up to the lesser of $200 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitment from participating banks had been reduced to $463 million the borrowing capacity available to Texas Gas was $200 million, and Texas Gas had no outstanding borrowings under this agreement. Texas Gas' assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

D.  EMPLOYEE BENEFIT PLANS

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

                                                                                  2002            2001
                                                                             --------------  -------------
Change in benefit obligation:
    Benefit obligation at beginning of year                                  $   102,437     $    93,951
    Service cost                                                                   4,334           4,354
    Interest cost                                                                  6,668           7,065
    Plan amendments                                                                  524          -
    Actuarial (gain) loss                                                        (10,114)            764
    Benefits paid                                                                   (687)         (3,697)
    Special termination benefits                                                   3,458          -
    Settlement benefits paid                                                     (12,965)             -
                                                                             ------------     ----------
      Benefit obligation at end of year                                           93,655         102,437
                                                                             -----------     -----------
Change in plan assets:
    Fair value of plan assets at beginning of year                               122,672         137,761
    Actual return on plan assets                                                 (15,242)        (11,392)
    Benefits paid                                                                (13,652)         (3,697)
                                                                             -----------     -----------
      Fair value of plan assets at end of year                                    93,778         122,672
                                                                             -----------     -----------
Funded status                                                                        123          20,235
Unrecognized net actuarial loss                                                   33,301          22,185
Unrecognized prior service credit                                                 (5,013)         (6,808)
                                                                             -----------     -----------
Prepaid benefit cost                                                         $    28,411     $    35,612
                                                                             ===========     ===========


Net pension benefit expense consists of the following:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                   2002           2001            2000
                                                              -------------- --------------  -------------
Components of net periodic pension expense:
      Service cost                                            $     4,334    $    4,354      $    3,844
      Interest cost                                                 6,668         7,065           6,514
      Expected return on plan assets                              (10,598)      (14,258)        (12,791)
      Amortization of prior service credit                         (1,270)       (1,304)         (1,303)
      Special termination benefit cost                              3,458            -               -
      Settlement charge                                             4,609            -               -
      Regulatory asset accrual                                     (7,201)        4,143           3,736
                                                              ------------   ----------      ----------
         Net periodic pension expense                         $    -         $     -         $      -
                                                              ===========    ===========     ============


      The following are the weighted-average assumptions utilized as of December
31 of the year indicated:

                                                                 2002           2001             2000
                                                              ---------      -----------      ----------

      Discount rate                                              7.00%           7.50%          7.50%
      Expected return on plan assets                             8.50%          10.00%         10.00%
      Rate of compensation increase                               5.00%          5.00%          5.00%

      Texas Gas recognizes expense concurrent with the recovery in rates. Since Texas Gas' Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      Texas Gas is a participant in Williams' health care plan which provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. Texas Gas made contributions to Williams' postretirement health care plan of $5.4 million in 2002, $5.2 million in 2001 and $6.0 million in 2000. Texas Gas' latest settled rate case with the FERC (Docket No. RP00-260) allows recovery of $5.3 million annually, including amortization of previously deferred postretirement benefit costs. Net postretirement benefit expense related to Texas Gas' participation in the Williams' plan is $5.3 million for 2002, $5.1 million for 2001 and $5.9 million for 2000, including $3.6 million, $6.1 million and $2.6 million of amortization of a regulatory asset, respectively. The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was recognized at the date of acquisition by Williams. The regulatory asset balance as of December 31, 2002 and 2001 was $28.6 million and $32.2 million, respectively. This asset is being amortized concurrent with the recovery of these costs through rates. The regulatory asset balance should be recovered through rates in approximately 8 years.

     STOCK-BASED COMPENSATION

      Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock appreciation rights may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire ten years after grant.

      A summary of stock options granted to employees of Texas Gas under the plans is shown in the following table (options in thousands):


                                          ------------------------ ------------------------- ------------------------
                                                   2002                      2001                     2000
                                          ------------------------ ------------------------- ------------------------
                                          ----------- ------------ ------------ ------------ ----------- ------------
                                           Options     Weighted      Options     Weighted     Options     Weighted
                                                        Average                   Average                  Average
                                                       Exercise                  Exercise                 Exercise
                                                         Price                     Price                    Price
                                          ----------- ------------ ------------ ------------ ----------- ------------

Outstanding - beginning of year              1,737    $   26.39       1,457     $   26.58       1,456    $   22.97
Granted                                        575         6.08         237         37.96         190        45.98
Exercised                                       (6)       (9.83)        (81)        14.62        (126)       18.64
Forfeited/expired                              (48)        8.23         (16)        36.18          (2)       44.77
Adjustment for WCG spin-off (1)                  -         -            145          -            -           -
Employee transfers, in                          63        25.16          20         24.08          74        26.19
Employee transfers, out                       (298)       27.14         (25)        24.20        (135)       21.96
                                          ----------- ------------ ------------ ------------ ----------- ------------
Outstanding - end of year                    2,023    $   20.96       1,737     $   26.39       1,457    $   26.57
                                          =========== ============ ============ ============ =========== ============
                                          =========== ============ ============ ============ =========== ============
Exercisable at year end                      1,370    $  26.04        1,412     $   24.46       1,380    $   25.97
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

      The following summary provides information about stock options granted to employees of Texas Gas that are outstanding and exercisable at December 31, 2002 (options in thousands):


                             ------------------------------------------ --------------------------
                                           Stock Options                Stock Options Exercisable
                                            Outstanding
                             ------------------------------------------ --------------------------
                             ----------- ------------- ---------------- ----------- --------------
                                                           Weighted
                                           Weighted        Average                    Weighted
                                           Average        Remaining                    Average
  Range of Exercise                        Exercise      Contractual                  Exercise
      Prices                   Options       Price        Life (yrs)      Options        Price
                             ----------- ------------- ---------------- ----------- --------------
                             ----------- ------------- ---------------- ----------- --------------
   $2.58                          423         2.58            9.9              -            -
   $8.55 to $15.32                335        13.07            3.0            335        13.07
   $15.71 to $42.29             1,265        29.18            5.8          1,035        30.24
                             ----------- ------------- ---------------- ----------- --------------
                             ----------- ------------- ---------------- ----------- --------------

                                2,023    $   20.96            5.7          1,370    $   26.04
                             =========== ============= ================ =========== ==============


      The estimated fair value at date of grant of stock options granted to employees of Texas Gas in 2002, 2001 and 2000, using the Black-Scholes option pricing model, is as follows:

                                                                               2002         2001        2000
                                                                             --------     --------     ------

      Weighted-average grant date fair value of options
         for Williams common stock granted during the year ....             $2.77        $10.93        $15.44
                                                                            ======       ======        ======
      Assumptions:
         Dividend yield................................................       1.0%         1.9%         1.5%
         Volatility ......................................................     56%          35%          31%
         Risk-free interest rate........................................      3.6%         4.8%         6.5%
         Expected life (years).........................................       5.0          5.0          5.0


    OTHER

      Williams   maintains   various   defined   contribution   plans   covering
substantially all employees. Texas Gas' costs related to these plans were $4.4 million in 2002, $3.2 million in 2001 and $2.8 million in 2000.

      The International Chemical Workers Union Council of the United Food and Commercial Workers International Union Local 187C represents 18% of Texas Gas' total employees. The current collective bargaining agreement between Texas Gas and Local 187C expires on April 30, 2004.

      During 2002, Williams announced plans to strengthen its balance sheet through a number of efforts such as asset sales and cost reductions including a downsizing of its work force. As a result of these actions, Texas Gas reduced its work force by approximately 140 employees through an enhanced-benefit early retirement option to certain employee groups, and severance and by approximately 91 employees through the transfer of employees to Williams' assets that were sold.


E.  INCOME TAXES

      Following is a summary of the provision for income taxes for the years ended December 31, 2002, 2001, and 2000 (expressed in thousands):


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                 2002             2001              2000
                                                            --------------   -------------     -----------
Current (benefit) provision:
    Federal                                                 $    (1,867)     $    24,180       $    33,052
    State                                                          (401)           5,202             6,902
                                                            ------------     -----------      ------------
                                                                 (2,268)          29,382            39,954
                                                            ------------     -----------       -----------
Deferred provision (benefit):
    Federal                                                      32,373              905            (5,385)
    State                                                         6,542              197            (1,149)
                                                            -----------      -----------       -----------
                                                                 38,915            1,102            (6,534)
                                                            -----------      -----------       -----------
Income tax provision                                        $    36,647      $    30,484       $    33,420
                                                            ===========      ===========       ===========

      Reconciliations from the income tax provision at the statutory rate to Texas Gas' income tax provision are as follows (expressed in thousands):

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                 2002             2001              2000
                                                            -----------      ------------      -----------

Provision at statutory rate                                 $    32,461      $    26,465       $    29,983
    Increases in taxes resulting from:
       State income taxes                                         3,991            3,506             3,740
       Other, net                                                   195              513              (303)
                                                            -----------      -----------       -----------
Income tax provision                                        $    36,647      $    30,484       $    33,420
                                                            ===========      ===========       ===========

      Significant components of deferred tax liabilities and assets as of December 31, 2002 and 2001, are as follows (expressed in thousands):


                                                                              2002               2001
                                                                       -----------------  ----------------
Deferred tax liabilities:
    Property, plant and equipment                                      $    220,020       $     196,236
    Recoverable contract reformation costs                                    2,925               2,925
                                                                       ------------       -------------
             Total deferred tax liabilities                                 222,945             199,161

Deferred tax assets:
    Other accrued taxes                                                       2,339               3,869
    Accrued payroll, pension and other benefits                              19,380              24,867
    Estimated rate refund liability                                            -                 12,310
    Deferred income                                                              97               3,527
    Other liabilities                                                         9,814               2,188
                                                                       ------------       -------------
         Total deferred tax assets                                           31,630              46,761
                                                                       -------------      -------------

Net deferred tax liabilities                                              $ 191,315           $ 152,400
                                                                          =========           =========


F.  FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by Texas Gas in estimating its fair-value disclosures for financial instruments:

      CASH AND SHORT-TERM FINANCIAL ASSETS: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

      ADVANCES TO AFFILIATES: As discussed in Note G, advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions.

      LONG-TERM DEBT: All of Texas Gas' long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 2002 and 2001.

      The carrying amount and estimated fair values of Texas Gas' financial instruments as of December 31, 2002 and 2001, are as follows (expressed in thousands):

                                                              CARRYING                    FAIR
                                                                AMOUNT                   VALUE
                                                       ------------------------    --------------------
                                                             2002        2001         2002        2001
                                                        ------------  ---------    ----------  ---------
      Financial Assets:
        Cash and short-term financial assets           $       277     $  7,089     $    277    $  7,089
        Advances from affiliates                            63,143       66,299       63,143      66,299
      Financial Liabilities:
        Long-term debt                                     249,781      250,174      238,725     257,220


      As a participant in Williams' cash management program, Texas Gas makes advances to and receives advances from Williams through Texas Gas' parent company, WGP. At December 31, 2002, the advances due Texas Gas by WGP totaled $65.1 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Texas Gas' current credit ratings as determined by Moody's Investor Service and Standard & Poor's. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Texas Gas.

      In the event that Williams' financial condition does not improve or becomes worse, or if it fails to realize sufficient proceeds from the remaining planned asset sales, it may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding. Texas Gas cannot predict with certainty what impact such action, if it were to occur, would have on it. Under the equitable doctrine of substantive consolidation, a bankruptcy court may consolidate and pool the assets and liabilities of a subsidiary with those of its parent. Texas Gas cannot provide assurance that Williams, WGP or their creditors would not attempt to advance substantive consolidation claims in the event of a Williams bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to allow the substantive consolidation of Texas Gas' assets and liabilities in the context of a bankruptcy filing, Texas Gas' financial condition, operations and ability to meet its obligations would be materially adversely affected.

    SALE OF RECEIVABLES

      Through July 2002, Texas Gas, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity
(SPE) in a securitization structure requiring annual renewal. Texas Gas acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and by the end of August 2002, Texas Gas completed the repurchase of approximately $10 million of trade accounts previously sold. The sales of these receivables resulted in a charge to results of operations of approximately $0.2 million, $1.3 million and $1.2 million in 2002, 2001 and 2000, respectively.


G.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

    MAJOR CUSTOMERS

      Operating revenues received from Proliance Energy, LLC and Atmos Energy, the two major customers of Texas Gas, were $48.5 million and $31.8 million in 2002, $58.6 million and $30.8 million in 2001 and $57.3 million and $28.0 million in 2000, respectively.

    RELATED PARTIES

      As a subsidiary of Williams, Texas Gas engages in transactions with Williams and other Williams subsidiaries characteristic of group operations.

      Effective April 1, 2000, the general office and management team of Williams Gas Pipeline Central (Central), an affiliate, was combined with Texas Gas' general office and management team in Owensboro, KY. On November 15, 2002, Williams sold Central to Southern Star Central Corp. (Southern Star). As a result of the sale, approximately 100 Texas Gas general office and management team employees transferred to Central. In addition to the transferred employees, Southern Star and Williams entered into a Transition Services Agreement with Southern Star pursuant to which Williams agreed to provide certain transitional services to Central for a period of six to twelve months after closing. Certain transitional services are being performed by Texas Gas. Texas Gas will also continue leasing to Central part of Texas Gas' main office building and other facilities located in Owensboro, KY. Net amounts charged to Central in 2002, through November 15, were $9.5 million and $9.7 million for the full year 2001. Net amounts charged to Central in 2000, including non-recurring charges related to the move, were $7.2 million.

      As a participant in Williams' cash management program, Texas Gas makes advances to and receives advances from Williams through WGP. Advances are stated at the historical carrying amounts. As of December 31, 2002 and 2001, Texas Gas had advances to affiliates of $63 million and $66 million, respectively. Advances to affiliates are due on demand. Williams has indicated that it believes that it has the financial resources and liquidity to meet its future debt obligations and other cash requirements through the first quarter of 2004, including the advances from Texas Gas, through cash flows generated from asset sales, anticipated asset sales in the future and available secured credit facilities. In the event that Williams' future financial condition does not improve or if it fails to complete these anticipated asset sales, Texas Gas' credit risk exposure related to these advances may increase, and Texas Gas could be at risk for some or all of the face value of the advances to affiliates.

      Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Amounts charged to expense relative to management services were $12.2 million, $11.0 million and $8.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Management considers the cost of these services to be reasonable.

      Texas Gas has contracted with a gas marketing affiliate to be Texas Gas' agent for the purpose of administering all existing and future gas sales and market-responsive purchase obligations. Sales and purchases under this agreement do not impact Texas Gas' operating income.

      Included in Texas Gas' other  revenues  for the years ended  December  31,
2002,  2001  and  2000,  is  $0.3  million,   $1.7  million  and  $1.2  million,
respectively, applicable to gas sales to Texas Gas' gas marketing affiliates.

      Included in Texas Gas' gas transportation revenues for the years ended December 31, 2002, 2001 and 2000, are amounts applicable to transportation for affiliates as follows (expressed in thousands):

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                       2002          2001          2000
                                                        ----------------------------------------------------------

      Williams Energy Services Company                          $     3,723     $    2,856     $    3,373
      Transcontinental Gas Pipe Line Corporation                      4,406          4,756          4,200
                                                                -----------     ----------     ----------
                                                                $     8,129     $    7,612     $    7,573
                                                                ===========     ==========     ==========


H.  QUARTERLY INFORMATION (UNAUDITED)

      The following summarizes selected quarterly financial data for 2002 and 2001 (expressed in thousands):


                                                                                2002
                                                     ------------------------------------------------------
                                                          FIRST       SECOND         THIRD        FOURTH
                                                        QUARTER       QUARTER      QUARTER        QUARTER
                                                       -----------   -----------  -----------   ------------


Operating revenues                                     $    80,205   $    51,827  $    58,497   $    76,145
Operating expenses                                          38,700        40,562       35,106        43,849
                                                       -----------   -----------  -----------   ------------
     Operating income                                       41,505        11,265       23,391        32,296
                                                       -----------   -----------  -----------   -----------
Interest expense                                             5,178         5,318        5,046         4,948
Other income, net                                           (2,304)         (602)      (1,480)         (393)
                                                       ------------  -----------  -----------   -----------
Income before income taxes                                  38,631         6,549       19,825        27,741
Provision for income taxes                                  15,379         2,613        7,690        10,965
                                                       -----------   -----------  -----------   -----------

Net income                                             $    23,252   $     3,936  $    12,135   $    16,776
                                                       ===========   ===========  ===========   ===========



                                                                                2001
                                                     ------------------------------------------------------
                                                          FIRST       SECOND         THIRD        FOURTH
                                                        QUARTER       QUARTER      QUARTER        QUARTER
                                                       -----------   -----------  -----------   ------------

Operating revenues                                     $    86,211   $    48,199  $    42,753   $    74,422
Operating expenses                                          42,067        37,426       40,798        37,467
                                                       -----------   -----------  -----------   -----------
     Operating income                                       44,144        10,773        1,955        36,955
                                                       -----------   -----------  -----------   -----------
Interest expense                                             5,365         5,318        5,476         5,519
Other income, net                                             (962)       (1,019)      (1,089)         (396)
                                                       ------------  ------------ ------------  ------------
Income before income taxes                                  39,741         6,474       (2,432)       31,832
Provision for income taxes                                  15,769         2,646         (604)       12,673
                                                       -----------   -----------  ------------  -----------

Net income                                             $    23,972   $     3,828  $    (1,828)  $    19,159
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 14.  CONTROL AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of Texas Gas' disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Texas Gas' management, including Texas Gas' Chief Executive Officer and Vice President and Treasurer. Based upon that evaluation, Texas Gas' Chief Executive Officer and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

      There have been no significant changes in Texas Gas' internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.* FINANCIAL STATEMENTS

    Included in Item 8, Part II of this Report

     Report of Independent Auditors

     Balance Sheets at December 31, 2002 and 2001

     Statements of Income for the years ended December 31, 2002, 2001, and 2000

     Statements of Retained Earnings and Paid-In Capital for the years ended
        December 31, 2002, 2001, and 2000

     Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

      10.  MATERIAL CONTRACTS

             10.1 First  Amended  and  Restated  Credit  Agreement  dated  as of
                  October 31, 2002 among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon Smith Barney Inc., as Arranger (filed as
                  Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2002 Commission File Number 1-4174).

           *23.1  Consent of Independent Auditors.

         *  24.1  Power of Attorney together with certified resolution.

99.        ADDITIONAL EXHIBITS

         *99.1    Certification    pursuant   to   18   U.S.C.    Section
                  1350,   as   adopted    pursuant   to   Section
                  906 of The Sarbanes-Oxley Act of 2002 by J. Douglas Whisenant, President and Chief Executive Officer of Texas Gas Transmission Corporation

         *99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard D.Rodekohr, Vice President and Chief Financial Officer of Texas Gas Transmission Corporation

(b)   REPORTS ON FORM 8-K None.

                                * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TEXAS GAS TRANSMISSION CORPORATION


By:                 /S/  JEFFREY P. HEINRICHS
      ------------------------------------------------------------
                           Jeffrey P. Heinrichs
                            Controller

Dated:     MARCH 19, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ STEVEN J. MALCOLM *           Chairman of the Board
--------------------------------
     Steven J. Malcolm

/S/ J. DOUGLAS WHISENANT *       Director, President and Chief Executive Officer
--------------------------------
     J. Douglas Whisenant        (Principal Executive Officer)

/S/  H. DEAN JONES, II *         Director
--------------------------------
      H. Dean Jones, II

/S/ RICHARD D. RODEKOHR *        Vice President and Treasurer
--------------------------------
    Richard D. Rodekohr          (Principal Financial Officer)

/S/ JEFFREY P. HEINRICHS *       Controller
--------------------------------
    Jeffrey P. Heinrichs         (Principal Accounting Officer)





*By:  /S/  JEFFREY P. HEINRICHS
      ----------------------------------
          Jeffrey P. Heinrichs
           ATTORNEY-IN-FACT

Dated:   MARCH 19 , 2003