Form 10-Q
period 2003-03-31
TEXAS GAS TRANSMISSION CORP
filed 2003-05-13
CIK 97452

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,000 SHARES AS OF MARCH 31, 2003

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       TEXAS GAS TRANSMISSION CORPORATION
                                      INDEX



                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Statements of Income ................................... 3

       Consolidated Balance Sheets - Assets ................................ 4

       Consolidated Balance Sheets - Liabilities and Stockholder's Equity... 5

       Consolidated Statements of Cash Flows ..............................  6

       Condensed Notes to Financial Statements ............................  7

 Item 2.  Management's Narrative Analysis of the Results of Operations .... 13

 Item 4. Controls and Procedures........................................... 17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 18

Item 6. Exhibits and Reports on Form 8-K .................................. 18








Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Texas Gas Transmission Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Texas Gas Transmission Corporation's 2002 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                       TEXAS GAS TRANSMISSION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                     2003             2002
                                                 -------------   -------------

Operating Revenues:

    Gas transportation                           $    82,889       $    78,456
    Gas storage                                          557               775
    Other                                                695               974
                                                 -----------       -----------
      Total operating revenues                        84,141            80,205
                                                 -----------       -----------

Operating Costs and Expenses:
    Cost of gas transportation                         1,172             1,173
    Operation and maintenance                          9,281             9,196
    Administrative and general                         7,787            12,550
    Depreciation and amortization                     10,711            11,220
    Taxes other than income taxes                      3,884             4,561
                                                 -----------       -----------
      Total operating costs and expenses              32,835            38,700
                                                 -----------       -----------

Operating Income                                      51,306            41,505
                                                 -----------       -----------

Other (Income) Deductions:
    Interest expense                                   4,882             5,178
    Interest income from affiliates                   (1,168)             (270)
    Gain on sale of equipment                            (30)           (1,323)
    Miscellaneous other (income) net                    (478)             (711)
                                                 ------------      ------------
      Total other deductions                           3,206             2,874
                                                 -----------       -----------

Income before Income Taxes                            48,100            38,631

Provision for Income Taxes                            19,090            15,379
                                                 -----------       -----------

Net Income                                      $     29,010      $     23,252
                                                ===============   =============




The accompanying condensed notes are an integral part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                               MARCH 31,       DECEMBER 31,
           ASSETS                               2003              2002
                                             -------------      -------------
Current Assets:

  Cash and cash equivalents                 $       162         $      277
  Receivables:
   Trade                                         27,262             25,705
   Affiliates                                     1,156              2,386
   Other                                          2,521              3,843
  Gas Receivables:
   Transportation and exchange                    1,604              1,392
   Storage                                       23,901              6,601
  Advances to affiliates                        108,155             63,143
  Inventories                                    13,456             13,580
  Deferred income taxes                          15,200             14,724
  Costs recoverable from customers                  147              2,853
  Gas stored underground                          3,922              3,922
  Prepaid and other expenses                      2,356              3,407
                                             ------------     --------------
     Total current assets                       199,842            141,833
                                             ------------     --------------

Property, Plant and Equipment, at cost:
  Natural gas transmission plant              1,111,046          1,113,648
  Other natural gas plant                       153,433            154,141
                                            -------------     --------------
                                              1,264,479          1,267,789
  Less-Accumulated depreciation                 216,860            209,821
         and amortization                   -------------     --------------
     Property, plant and equipment, net       1,047,619          1,057,968
                                            -------------     --------------

Other Assets:
    Gas stored underground                       82,287            110,458
    Costs recoverable from customers             37,345             37,951
    Prepaid pension                              28,346             28,411
    Other                                         8,012              7,969
                                            -------------     ---------------
       Total other assets                       155,990            184,789
                                            -------------     ---------------

       Total Assets                         $ 1,403,451        $ 1,384,590
                                            =============     ===============


The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS,
                             EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)


                                                MARCH 31,         DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              2003                2002
                                            ---------------     ---------------
Current Liabilities:
  Payables:

     Trade                                  $     3,345         $     2,017
     Affiliates                                  11,586               9,936
     Other                                        1,156               6,961
  Gas Payables:
     Transportation and exchange                  3,367               1,312
     Storage                                      6,241              24,214
  Accrued income taxes due affiliate             18,670              16,210
  Accrued taxes other                            12,051              12,817
  Accrued interest                                7,979               6,557
  Accrued payroll and employee benefits          20,817              27,025
  Other accrued liabilities                      14,796              11,765
                                            --------------     ---------------
   Total current liabilities                    100,008             118,814
                                            --------------     ---------------

Long-Term Debt                                  249,678             249,781
                                            --------------     ---------------

Other Liabilities and Deferred Credits:
  Deferred income taxes                         213,592             206,039
  Postretirement benefits other than
     pensions                                    25,532              26,432
  Pension plan costs                             28,346              28,411
  Other                                          25,606              23,434
                                            --------------     ---------------
    Total other liabilities and
       deferred credits                         293,076             284,316
                                            --------------     ---------------

Commitments and Contingencies (Note 2)

Stockholder's Equity:
  Common stock, $1.00 par value, 1,000
       shares
     authorized, issued and outstanding               1                   1
  Premium on capital stock and other
     paid-in capital                            630,608             630,608
  Retained earnings                             130,080             101,070
                                             --------------    ---------------
    Total stockholder's equity                  760,689             731,679
                                             --------------    ---------------

    Total Liabilities and Stockholder's
        Equity                               $1,403,451        $  1,384,590
                                             ==============    ===============






The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                      2003             2002
                                                  ------------- ---------------
OPERATING ACTIVITIES:
  Net income                                      $     29,010   $      23,252
  Adjustments to reconcile to cash (used in)
    provided from operations:
   Depreciation and amortization                        10,711          11,220
   Provision for deferred income taxes                   7,077          16,461
   Gain on sale of equipment                               (30)         (1,323)
   Changes in operating assets and liabilities:
    Receivables                                        (17,747)         (3,779)
    Receivable - TGT Enterprises, Inc.                    -             (6,703)
    Inventories                                            124            (337)
    Affiliates                                           2,880         (28,165)
    Other current assets                                 3,757          (1,388)
    Accrued income taxes due affiliate                   2,460         (14,526)
    Payables and accrued liabilities                   (22,916)        (16,177)
    Other, including changes in noncurrent
          assets and liabilities                        30,256           1,511
                                                   ------------- --------------
Net cash (used in) provided by                          45,582         (19,954)
   operating activities                            ------------- --------------

INVESTING ACTIVITIES:
  Property, plant and equipment:
   Capital expenditures, net of allowance for
        funds used during construction                    (685)        (19,773)
  Advances to affiliates, net                          (45,012)         39,641
                                                   -------------  -------------
   Net cash provided (used in)                         (45,697)         19,868
        investing activities                       -------------  -------------

Increase (decrease) in cash and cash equivalents          (115)            (86)
Cash and cash equivalents at beginning of period           277              86
                                                   -------------  -------------

Cash and cash equivalents at end of period         $       162    $      -
                                                  ==============  =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest (exclusive of amount capitalized)  $     3,463    $      9,781
       Income taxes (refund) paid                  $      (530)   $          3










The  accompanying  condensed  notes are an  integral  part of these consolidated financial statements.

                       TEXAS GAS TRANSMISSION CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                            1. BASIS OF PRESENTATION

       Texas Gas Transmission Corporation (Texas Gas) is wholly owned by Williams Gas Pipeline Company, LLC (WGP), which is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

       On April 14, 2003, Williams announced that it signed a definitive agreement to sell Texas Gas to Loews Pipeline Holding Corporation, a unit of Loews Corporation, for $1.045 billion, which includes $795 million in cash to be paid to Williams and $250 million in debt that will remain with Texas Gas. The sale is expected to close within 60 days, subject to standard closing conditions and completion of Hart-Scott-Rodino review.

       The unaudited financial statements have been prepared from the books and records of Texas Gas. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited consolidated financial statements include all adjustments both normal, recurring and others which, in the opinion of Texas Gas' management, are necessary to present fairly its financial position at March 31, 2003, and results of operations and cash flows for the three months ended
March 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Texas Gas' 2002 Annual Report on Form 10-K.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues subject to refund; 2) litigation-related contingencies; 3) environmental remediation obligations; and
4) impairment assessments of long-lived assets.

       Operating income may vary by quarter. Based on the current rate structure, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.

       Effective January 1, 2003, Texas Gas adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Texas Gas has not recorded liabilities for its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable. Accordingly, the impact of adopting the statement did not have a material effect on Texas Gas' financial position or results of operations. Had the statement been adopted at the beginning of 2002, the impact to Texas Gas' operating income and net income would have been immaterial.

       Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.


                    2. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

       FERC ORDER 637

       On February 9, 2000, the FERC issued a final rule, Order 637, in which the FERC adopted certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Texas Gas submitted an Order 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions. A technical conference was held on May 24, 2001, to initiate informal discussions with all parties regarding order 637 compliance for Texas Gas. Texas Gas filed a contested offer of settlement on May 14, 2002. On August 27, 2002, the FERC issued its "Order on Order Nos. 637, 587-G, and 587-L" which accepted many of the provisions of the May 14 settlement of required modifications as specified in the body of the August 27, 2002 order. Ordering paragraph A directed Texas Gas to file actual tariff sheets, including modifications, within thirty days of the issuance of the order while ordering paragraph B prohibited Texas Gas from placing the tariff sheets into effect before further order of the FERC. Texas Gas made the required compliance filing on September 30, 2002. Texas Gas and several other parties requested rehearing and/or clarification of the August 27, 2002, order. On December 24, 2002, the FERC issued its "Order on Rehearing" which granted rehearing in part and denied rehearing in part and directed Texas Gas to file revised tariff sheets. Texas Gas made the required compliance filing on January 23, 2003, and at least one party has protested the filing. The FERC has not yet issued an order on either compliance filing directing Texas Gas to place any of the Order No. 637 tariff sheets into effect.

       GENERAL RATE CASE (DOCKET NO. RP00-260)

       On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued its "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures" and established administrative procedures for the case. Although the case was set for hearing, the hearing was held in abeyance pending the filing of additional information related to the value-based rate proposal for short-term firm transportation service. Texas Gas made that supplemental filing on June 30, 2000. On October 27, 2000, the FERC issued an order on that supplemental filing referring all issues in the case for hearing. The participants engaged in informal settlement negotiations to attempt to resolve all issues without a formal hearing. On August 14, 2001, Texas Gas submitted an offer of settlement proposing to dispose of all issues outstanding in the proceedings. Only one group of participants (Indicated Shippers) protested the settlement. On September 26, 2001, the Administrative Law Judge severed the Indicated Shippers, and certified the settlement to the FERC as uncontested for the remaining parties. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002, order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. The FERC issued an order on October 10, 2002, approving the settlement. No additional refunds are due as a result of the settlement with the Indicated Shippers. In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced its estimated reserve for rate refunds by an equal amount. Texas Gas also recorded $10.2 million of revenues and reduced depreciation expense by $5.7 million in July of 2002 to implement provisions of the settlement.

       NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000)

       On August 1,  2002,  the FERC  issued a Notice of  Proposed  Rule  Making
(NOPR) that proposes restrictions on various types of cash management program employed by companies in the energy industry such as Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder's equity of at least 30 percent of total capitalization. Williams and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by the FERC in the next several months.

       FERC COMPLIANCE PLAN

       On March 13, 2003, Williams and certain subsidiaries entered into a settlement agreement with the FERC resolving issues resulting from a FERC investigation into the relationship between Transcontinental Gas Pipe Line Corporation (Transco), an affiliate of Pipeline, and Transco's marketing affiliates. Although Texas Gas was not involved in the investigation and is not a party to the settlement agreement, Williams agreed that certain of its interstate natural gas pipeline subsidiaries, including Texas Gas, will be subject to the terms of a compliance plan designed to ensure compliance with the terms of the settlement agreement and the FERC's rules governing the relationship of interstate natural gas pipelines and their marketing affiliates. If Texas Gas is sold, as expected, it will not be subject to this FERC compliance plan.

LEGAL PROCEEDINGS

       ROYALTY CLAIMS AND PRODUCER LITIGATION

       In connection with Texas Gas' renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims, Texas Gas has entered into certain settlements which may require the indemnification by Texas Gas of certain claims for royalties which a producer may be required to pay as a result of such settlements. Texas Gas has been made aware of demands on producers for additional royalties and may receive other demands that could result in claims against Texas Gas pursuant to the indemnification provision in its settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Texas Gas. Texas Gas has provided reserves for the estimated settlement costs of known royalty claims and litigation.

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

       On May 2, 2000, a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified. On October 4 and 5, 2001, a mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc.), and plaintiffs. Settlement was reached with all named plaintiffs. One contract employee alleging injuries from the same accident has filed separately against Texas Gas. This plaintiff was included in the original litigation, and then withdrew. Informal settlement negotiations are continuing with this plaintiff.

       On June 8, 2001, fourteen Williams entities, including Texas Gas, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs' counsel voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, the Williams defendants, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, the defendants' motion to dismiss on non-jurisdictional grounds was dismissed. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending.

       On February 10, 2003, Texas Gas received a claim from certain parties (Claimants) for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas. Texas Gas had condemned the relevant mineral interest in the tract when the storage field was developed. Claimants contend that one of the leases for which they, or their predecessors in title, were paid in the condemnation was invalid because it was actually owned by a separate entity then controlled by Claimants or their predecessors. Texas Gas believes that the Claimants and the separate entity are estopped to assert any claim to the mineral interest in the tract and that Texas Gas has valid defenses against such claim.

       ENVIRONMENTAL MATTERS

       As of March 31, 2003, Texas Gas had an accrued liability of approximately $1.1 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

       SUMMARY

       Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matter, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon Texas Gas future financial position.


                       3. DEBT AND FINANCING ARRANGEMENTS

       Williams and certain of its subsidiaries, including Texas Gas, are parties to a revolving credit agreement (Credit Agreement), under which Texas Gas can borrow up to $200 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the LIBOR. The Credit Agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $200 million, and with further asset sales could be reduced below that amount, but Texas Gas will continue to have borrowing capacity up to the lesser of $200 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the commitments from participating banks had been reduced to $400 million, the borrowing capacity available to Texas Gas was $200 million and Texas Gas had no outstanding borrowings under this agreement. Texas Gas' pipeline assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.


                           4. STOCK-BASED COMPENSATION

       Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on Texas Gas' net income if Texas Gas had applied the fair value recognition provisions of SFAS No. 123,"Accounting for Stock-Based Compensation" (in thousands).


                                                         Three months
                                                        Ended March 31,
                                                     2003             2002
                                                ---------------- ---------------

  Net income, as reported                        $     29,010    $     23,252
  Add:
  Stock based employee compensation
   (income)expense included in the
   Consolidated Statement of Income,
   net of related tax effects                             (12)             31

  Deduct:
  Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                178             265

                                                ---------------- ---------------
   Pro forma net income                         $      28,820    $     23,018
                                                ================ ===============


       Pro forma amounts for 2003 include compensation expense from awards made in 2002 and 2001. Pro forma amounts for 2002 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2002 and 2001.

       Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years' amounts.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                  (FILED PURSUANT TO GENERAL INSTRUCTION H)

       As discussed in Texas Gas (Williams) Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams' operations, both past and future. On February 20, 2003,

Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events, which have impacted the energy sector and Williams. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and the first quarter of 2004. During the first quarter of 2003, Williams had received $680 million in net proceeds from the sales of assets and businesses. In April 2003, Williams announced that it had signed definitive agreements for the sales of the Texas Gas pipeline system, Williams' general partnership interest and limited partner investment in Williams Energy Partners, and certain natural gas exploration and production properties in Kansas, Colorado, New Mexico and Utah. All of these newly announced sales are expected to close in the second quarter. Sales anticipated to close in the second quarter are expected to generate net proceeds of approximately $2.0 billion. As previously announced, Williams intends to reduce its commitment to the Energy Marketing & Trading business, which could be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Through March 31, 2003, Williams Energy Marketing and Trading (WEM&T) has sold or announced sales of contracts totaling approximately $215 million.

       As of March 31, 2003, Williams has maturing notes payable and long-term debt through first-quarter 2004 totalling approximately $3.5 billion, which includes certain contractual fees and deferred interest associated with an underlying debt. Williams anticipates the cash on hand, the asset sales mentioned above, additional asset sales, and refinancing of a portion of these obligations will enable Williams to meet its liquidity needs over that period.

         On February 20, 2003, Williams announced its intention to sell Texas Gas. On April 14, 2003, Williams announced that it had signed a definitive agreement to sell Texas Gas to Loews Pipeline Holding Corporation, a unit of Loews Corporation, for $1.045 billion, which includes $795 million in cash to be paid to Williams and $250 million in debt that will remain with Texas Gas. The sale is expected to close in May 2003, subject to standard closing conditions and completion of Hart-Scott-Rodino review.


                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

       Operating Income was $9.8 million higher for the three months ended March 31, 2003, than for the three months ended March 31, 2002. The increase in operating income was due primarily to higher operating revenues and lower administrative and general operating expenses.

       Operating revenues increased by $3.9 million primarily attributable to higher transportation revenues resulting from a colder winter than the comparable period in 2002. Total deliveries were 214.6 Tbtu and 199.7 Tbtu for the first quarter of 2003 and 2002, respectively.

       Operating costs and expenses decreased $5.9 million primarily attributable to lower administrative and general expense of $4.8 million. The decrease in administrative and general expense was due primarily to a reduction in accrued benefit liabilities.

       Net income increased $5.8 million primarily due to the reasons discussed above and a $0.9 increase in interest income from affiliates due to higher cash advances to WGP, partially offset by a $1.3 million gain on the sale of certain equipment in 2002.


                         CAPITAL RESOURCES AND LIQUIDITY


       METHOD OF FINANCING

       Texas Gas funds its capital requirements with cash flows from operating activities by accessing capital markets, by repayments of funds advanced to WGP and, if required, by borrowings under the credit agreement (discussed below) and advances from WGP.

       Texas Gas has an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2003, $100 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Texas Gas believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

       Williams and certain of its subsidiaries, including Texas Gas, are parties to a revolving credit agreement (Credit Agreement), under which Texas Gas can borrow up to $200 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate (LIBOR). The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Texas Gas. As a result of the completion of certain asset sales by Williams, the commitments from participating banks in the Credit Agreement have been reduced to $400 million as of March 31, 2003, and with further asset sales could be reduced below that amount, but Texas Gas will continue to have borrowing capacity up to the lesser of $200 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the borrowing capacity available to Texas Gas was $200 million, and Texas Gas had no outstanding borrowings under this agreement. Texas Gas' assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates. Upon the sale of Texas Gas to Loews, this Credit Agreement will not be available to Texas Gas.

       As a participant in Williams' cash management program, Texas Gas makes advances to and receives advances from Williams through Texas Gas' parent company, WGP. At March 31, 2003, the advances due Texas Gas by WGP totaled

$108.2 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Texas Gas' current credit ratings as determined by Moody's Investor Service and Standard & Poor's. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Texas Gas.

       On August 1,  2002,  the FERC  issued a Notice of  Proposed  Rule  Making
(NOPR) that proposes restrictions on various types of cash management program employed by companies in the energy industry, such as Williams and its subsidiaries, including Texas Gas. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Texas Gas' current credit ratings are not investment grade. Texas Gas participated in comments filed in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by the FERC in the next several months.

       CREDIT RATINGS

       Texas Gas has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Texas Gas' credit ratings given by Moody's Investors Service, Standard & Poor's and Fitch Ratings (rating agencies).

       On May 2, 2003, Fitch Ratings raised Texas Gas' credit rating on its senior unsecured long-term debt from BB- to BB. The ratings given by the other rating agencies have not changed during 2003 and are as follows:

      Moody's Investors Service    ................................. B3
      Standard & Poor's .............................................B+

       Moody's Investors Service is currently reviewing Texas Gas for a possible rating upgrade. The rating agencies previously have reduced Texas Gas' credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to strengthen its financial position. With the reduced credit ratings, Texas Gas expects interest rates on future financings will be higher than they otherwise would have been.


       CAPITAL EXPENDITURES

       Texas Gas' capital expenditures, net of retirements and salvage, for the three months of 2003 and 2002 were $0.7 million and $19.7 million, respectively. Capital expenditures for 2003 are expected to approximate $23 million.

       GENERAL RATE ISSUES

       As discussed in Note 2 of the Notes to Financial Statements, on April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002, order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, which were refunded to customers.


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

ITEM 4.  CONTROLS AND PROCEDURES

       An evaluation of the effectiveness of the design and operation of Texas Gas' disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Texas Gas' management, including Texas Gas' President and Chief Executive Officer and Vice President and Treasurer. Based upon that evaluation, Texas Gas' President and Chief Executive Officer and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

       There have been no significant changes in Texas Gas' internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             See discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.

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

                          -   2     Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of The Sarbanes-Oxley  Act of
                                    2002 by Richard Rodekohr, Vice President and Treasurer of Texas Gas Transmission
                                    Corporation

              (b) Reports on Form 8-K.

                   None

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                 Texas Gas Transmission Corporation (Registrant)




Dated:  May 13, 2003      BY /S/ JEFFREY P. HEINRICHS
                          ---------------------------------------------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have\ identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003      BY /S/ J. DOUGLAS WHISENANT
                          -------------------------------------------
                          J. Douglas Whisenant
                          President and Chief Executive Officer

                                 Certifications
I, Richard Rodekohr, Vice President and Treasurer of Texas Gas Transmission Corporation ("registrant") certify that:

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


Dated:  May 13, 2003       BY /S/ RICHARD RODEKOHR
                           -------------------------------------------
                           Richard D. Rodekohr
                           Vice President and Treasurer

                                                               EXHIBIT 99.1

THE FOLLOWING WRITTEN STATEMENT ACCOMPANIES THE ISSUER'S QUARTERLY REPORT ON FORM 10-Q AND IS NOT FILED AS PROVIDED IN SEC RELEASE NOS. 33-8212, 34-47551 AND IC-25967, DATED MARCH 21, 2003.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Texas Gas Transmission Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Douglas Whisenant, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ J. DOUGLAS WHISENANT
J. Douglas Whisenant
President and Chief Executive Officer
(Principal Executive Officer)
May 13, 2003






A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                 EXHIBIT 99.2

THE FOLLOWING WRITTEN STATEMENT ACCOMPANIES THE ISSUER'S QUARTERLY REPORT ON FORM 10-Q AND IS NOT FILED AS PROVIDED IN SEC RELEASE NOS. 33-8212, 34-47551 AND IC-25967, DATED MARCH 21, 2003.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Texas Gas Transmission Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard D. Rodekohr, Vice President and Treasurer of the Company, and Principal Financial Officer of the company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information Contained in the Report fairly presents, in all material respects, the Financial condition and result of operations of the Company.


/S/  RICHARD D. RODEKOHR
Richard D. Rodekohr
Vice President and Treasurer
May 13, 2003






A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.