Form 10-Q
period 2003-06-30
TEXAS GAS TRANSMISSION CORP
filed 2003-08-11
CIK 97452

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003

                                    OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________


      Commission file number 1-4169

                        TEXAS GAS TRANSMISSION, LLC
          (Exact name of registrant as specified in its charter)

                 Delaware                                  06-1687421
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    3800 Frederica Street, Owensboro, Kentucky              42301
          (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code:  (270) 926-8686
                                                         --------------

                       Texas Gas Transmission Corporation
                  (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes __   No X
                     -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Not applicable
---------------

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           TEXAS GAS TRANSMISSION, LLC
                                      INDEX

                                                                       Page

Part I. Financial Information

Item 1. Financial Statements

        Statement of Financial Position - Assets...........................  3

        Statement of Financial Position - Liabilities and Member's Equity... 4

        Statement of Operations.......................................   5 & 6

        Statement of Cash Flows............................................  7

        Statement of  Member's Equity....................................... 8

        Condensed Notes to Financial Statements..............................9

Item 2. Management's Narrative Analysis of the Results of Operations........17

Item 4. Disclosure Controls and Procedures..................................21


Part II.  Other Information

Item 1. Legal Proceedings.................................................. 22

Item 6.   Exhibits and Reports filed on Form 8-K   .......................  22

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

                         Part I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                           TEXAS GAS TRANSMISSION, LLC

                         STATEMENT OF FINANCIAL POSITION
                             (Thousands of Dollars)
                                   (Unaudited)

                                       Post -Acquisition     Pre -Acquisition
                                       -----------------     -----------------
       ASSETS                            June 30, 2003    |   December 31, 2002
Current Assets:                                           |
  Cash and cash equivalents                38,668         |         277
  Receivables:                                            |
       Trade                               13,266         |      25,705
       Affiliates                               -         |       2,386
       Other                                9,178         |       3,843
  Gas Receivables:                                        |
        Transportation and exchange         2,423         |       1,392
        Storage                            21,639         |       6,601
  Advances to affiliates                   93,058         |      63,143
  Inventories                              13,710         |      13,580
  Deferred income taxes                         -         |      14,724
  Costs recoverable from customers              -         |       2,853
  Gas stored underground                    3,922         |       3,922
  Prepaid and other expenses                4,615         |       3,407
                                        ----------        |   ----------
           Total current assets           200,479         |     141,833
                                        ----------        |   ----------
                                                          |
Property, Plant and Equipment:                            |
   Natural gas transmission plant         507,134         |   1,113,648
   Other natural gas plant                155,426         |     154,141
                                        -----------       |  -----------
                                          662,560         |   1,267,789
                                                          |
   Less--Accumulated depreciation                         |
         and amortization                   4,430         |     209,821
                                        -----------       |  ------------
   Property, plant and equipment, net     658,130         |   1,057,968
                                        -----------       |  ------------
                                                          |
                                                          |
                                                          |
Other Assets:                                             |
  Gas stored underground                   91,187         |     110,458
  Costs recoverable from customers         40,050         |      37,951
  Prepaid pension                               -         |      28,411
  Goodwill                                280,496         |        -
  Other                                    16,067         |       7,969
                                    ----------------      |   ------------
       Total other assets                 427,800         |     184,789
                                    ----------------      |  ------------
                                                          |
       Total Assets                       1,286,409       |   1,384,590
                                    ================      |  =============




 The accompanying notes are an integral part of these financial statements.


The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.


                           TEXAS GAS TRANSMISSION, LLC

                         STATEMENT OF FINANCIAL POSITION
                             (Thousands of Dollars,
                             except for share data)
                                   (Unaudited)

                                       Post -Acquisition   |  Pre -Acquisition
                                     -------------------   | -----------------
      LIABILITIES AND EQUITY               June 30, 2003   |  December 31, 2002

Current Liabilities:                                       |
 Payables:                                                 |
      Trade                                         286    |            2,017
      Affiliates                                    405    |            9,936
      Other                                       6,209    |             6,961
 Gas Payables:                                             |
       Transportation and exchange                1,629    |            1,312
       Storage                                   17,394    |           24,214
                                                           |
 Long-term debt due within one year              17,261    |                -
 Accrued income taxes due affiliate                   -    |           16,210
 Accrued charge-in-lieu of income taxes           1,879    |                -
 Accrued taxes other                              8,187    |            12,817
 Accrued interest                                 1,157    |            6,557
 Accrued payroll and employee benefits           20,240    |           27,025
 Other accrued liabilities                        9,665    |           11,765
                                          --------------   |    ---------------
      Total current liabilities                  84,312    |           118,814
                                          --------------   |    ---------------
                                                           |
Long -Term Debt                                 347,543    |          249,781
                                                           |
Other Liabilities and Deferred Credits:                    |
       Deferred income taxes                       -       |          206,039
       Postretirement benefits other                       |
         than pensions                           24,647    |           26,432
       Pension plan costs                         3,423    |           28,411
       Other                                     20,731    |           23,434
                                          --------------   |   ---------------
       Total other liabilities and                         |
             deferred credits                    48,801    |          284,316
                                          --------------   |   ---------------
                                                           |
Stockholder's Equity:                                      |
  Common stock, $1.00 par value, 1,000 shares              |
      authorized, issued and outstanding             -     |                1
  Premium on capital stock and other paid-in               |
            capital                                  -     |          630,608
  Retained earnings                                  -     |          101,070
                                          ---------------  |    ---------------
           Total stockholder's equity                -     |          731,679
                                                           |
Member's Equity:                                           |
     Paid-in capital                             802,813   |             -
     Retained earnings                             2,940   |             -
                                         ----------------  |    ---------------
         Total member's equity                   805,753   |             -
                                         ----------------  |    ---------------
                                                           |
    Total Liabilities and Equity               1,286,409   |        1,384,590
                                         ================  |    ===============

The accompanying notes are an integral part of these financial statements.


The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.


                           TEXAS GAS TRANSMISSION, LLC

                             STATEMENT OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)


                            Post-Acquisition            Pre-Acquisition
                          -----------------------------------------------------
                             For the Period      For the Period   For the Three
                              May 17, 2003      April 1, 2003 to  Months Ended
                            to June 30, 2003      May 16, 2003    June 30, 2002
                          ------------------- | ----------------- --------------
Operating Revenues:                           |
 Gas transportation                  22,300   |        28,733         50,286
 Gas storage                            315   |           257            493
 Other                                  352   |           316          1,048
                                 -----------  |  -------------    -----------
 Total operating revenues            22,967   |        29,306         51,827
                                 -----------  |  -------------    -----------
Operating Costs and Expenses:                 |
 Operation and maintenance            4,144   |       5,644           12,932
 Administrative and general           5,311   |       5,855           12,156
 Depreciation and amortization        3,987   |       5,381           11,736
 Taxes other than income taxes        2,388   |       2,193            3,738
                                ------------  |  -------------    -------------
Total operating costs and expens     15,830   |      19,073           40,562
                                ------------  |  -------------    -------------
                                              |
Operating Income                      7,137   |      10,233           11,265
                                ------------  |  -------------    -------------
                                              |
                                              |
Other (Income) Deductions:                    |
    Interest expense                  2,845   |       2,510            5,318
    Interest income from affiliates    (417)  |        (797)           (277)
    Miscellaneous other income         (110)  |        (241)            (325)
                                ------------- |  --------------    ------------
       Total other deductions         2,318   |       1,472            4,716
                                ------------- |  --------------    ------------
                                              |
Income before income taxes            4,819   |       8,761            6,549
Provision for income taxes                -   |       3,297            2,613
Charge-in-lieu of income taxes        1,879   |           -                -
                                --------------|  ---------------   ------------
                                              |
Net Income                            2,940   |       5,464            3,936
                                ==============| ================   ============



The accompanying notes are an integral part of these financial statements.

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.


                           TEXAS GAS TRANSMISSION, LLC

                             STATEMENT OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)


                             Post-Acquisition  |      Pre-Acquisition
                             ------------------|--------------------------------
                               For the Period  |  For the Period    For the Six
                                May 17, 2003   |  January 1, 2003   Months Ended
                              to June 30, 2003 |  to May 16, 2003  June 30, 2002
                             ----------------- |  ---------------- -------------
                                               |
Operating Revenues:                            |
 Gas transportation                 22,300     |     111,622            128,742
 Gas storage                           315     |         814              1,268
 Other                                 352     |       1,011              2,022
                                -----------    |    ---------       -----------
  Total operating revenues          22,967     |     113,447            132,032
                                -----------    |    ---------       -----------
                                               |
                                               |
Operating Costs and Expenses:                  |
 Operation and maintenance           4,144     |      16,097             23,301
 Administrative and general          5,311     |      13,642             24,706
 Depreciation and amortization       3,987     |      16,092             22,956
 Taxes other than income taxes       2,388     |       6,077              8,299
                                -----------    |   ----------       -----------
                                               |
  Total operating costs and                    |
       expense                      15,830     |     51,908             79,262
                               ------------    |   ----------       -----------
                                               |
                                               |
Operating Income                     7,137     |      61,539             52,770
                               ------------    |   ----------       ------------
                                               |
                                               |
Other (Income) Deductions:                     |
 Interest expense                    2,845     |       7,392             10,496
 Interest income from affiliates      (417)    |      (1,965)              (547)
 Gain on sale of equipment               -     |         (30)            (1,323)
 Miscellaneous other income           (110)    |        (719)            (1,036)
                               ------------    |   ----------       ------------
  Total other deductions             2,318     |        4,678             7,590
                               ------------    |   ----------       ------------
                                               |
Income before income taxes           4,819     |       56,861            45,180
                                               |
Provision for income taxes               -     |       22,387            17,992
Charge-in-lieu of income taxes       1,879     |           -                 -
                               -------------   |   -----------      ------------
Net Income                           2,940     |       34,474            27,188
                               =============   |   ===========   ===============




The accompanying notes are an integral part of these financial statements.


The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

                           TEXAS GAS TRANSMISSION, LLC

                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                              Post-Acquisition|      Pre-Acquisition
                            ------------------|---------------------------------
                               For the period |   For the Period    For the Six
                                May 17, 2003  | January 1, 2003 to  Months Ended
                              to June 30, 2003|    May 16, 2003     June 30, 20
                              --------------- |  ---------------   -------------
                                              |
OPERATING ACTIVITIES:                         |
 Net income                             2,940 |        34,474            27,188
 Adjustments to reconcile to                  |
   cash providedfrom (used in)                |
   operations:                                |
  Depreciation and amortization         3,987 |        16,092            22,956
  Provision for deferred income taxes       - |             -            15,741
  Gain on sale of equipment                   |           (30)           (1,323)
  Changes in operating assets and             |
     liabilities:                             |
   Receivables                          6,505 |       (13,450)             (764)
   Receivable - TGT Enterprises, Inc.      -  |              -            5,934
   Inventories                           (108)|           (22)             (244)
   Affiliates                             405 |        14,532           (25,552)
    Other current assets               (3,649)|         5,212            (4,577)
    Accrued income taxes due affiliate      - |        (5,813)          (11,488)
    Accrued charge-in-lieu of income          |
      taxes                             1,879 |             -                 -
    Payables and accrued liabilities   15,549 |       (40,462)           (3,154)
    Other, including changes in               |
     noncurrent assets and liabilitie (12,280)|        27,197              (910)
                                      --------|       ---------        ---------
      Net cash provided by operating          |
                activities             15,228 |        37,730            23,807
                                      --------|       ---------        ---------
INVESTING ACTIVITIES:                         |
 Capital expenditures, net of allowance       |
   for funds used during construction         |
 Proceeds from sales and salvage              |
   values, net of costs of removal     (2,239)|           (222)         (30,662)
 Advances to affiliates, net            3,403 |            179              188
  Net cash used in investing                  |
   activities                         (93,058)|        (37,964)          16,613
                                     ---------|       ----------       ---------
                                      (91,894)|        (38,007)         (13,861)
                                     ---------|       ----------       ---------
FINANCING ACTIVITIES:                         |
 Proceeds from long-term debt                 |
 Payment of long-term debt            248,049 |              -               -
 Dividends                           (132,715)|              -               -
    Net cash used in (provided by)          - |              -          (10,000)
     financing activities            ---------|      -----------       ---------
                                      115,334 |              -          (10,000)
                                     ---------|      -----------       ---------
                                              |
                                              |
 Increase (decrease) in cash                  |
   and cash equivalents                38,668 |           (277)             (54)
                                              |
Cash and cash equivalents at                  |
   beginning of period                      - |            277               86
                                     ---------|      ------------      ---------
 Cash and cash equivalents                    |
   at end of period                    38,668 |              -               32
                                     =========|      ============      =========

The accompanying notes are an integral part of these financial statements.


The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed down" and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

                           TEXAS GAS TRANSMISSION, LLC

                          STATEMENT OF MEMBER'S EQUITY,
                        COMMON STOCK AND PAID-IN CAPITAL
                              (Thousands of Dollars
                             except for share data)
                                   (Unaudited)



                                     Retained          Common          Paid-in
                                     Earnings           Stock          Capital

   Balance, December 31, 2002           101,070                1        630,608
   Pre-Acquisition
   Add (deduct):

           Net income                    34,474                -            -
           Non-cash dividend            (29,022)               -            -
                                   --------------  ---------------- ------------

   Balance, Stockholder's Equity,       106,522                1        630,608
      May 16, 2003
                                   ==============  ================ ============


   -----------------------------------------------------------------------------

   Post-Acquisition

   Beginning Balance, Member's
   Equity,
     May 16, 2003
                                               -                 -      802,813
   Add (deduct):
       Net income                          2,940                 -           -
                                  ---------------  ---------------- ------------

   Balance, Member's Equity,               2,940                 -      802,813
     June 30, 2003
                                  ===============  ================ ============






The accompanying notes are an integral part of these financial statements.

                           TEXAS GAS TRANSMISSION, LLC
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                       1. CORPORATE STRUCTURE AND CONTROL
                            AND BASIS OF PRESENTATION

Structure and Presentation

         Prior to May 16, 2003, Texas Gas Transmission Corporation (Texas Gas) was an indirect wholly owned subsidiary of The Williams Companies, Inc. (Williams). On May 16, 2003, TGT Pipeline, LLC (TGT Pipeline), a wholly owned indirect subsidiary of Loews Corporation (Loews), completed the acquisition of all of the outstanding capital stock of Texas Gas from Williams for $803 million in cash, including transaction costs and closing adjustments, subject to final adjustment (Acquisition).

         Immediately following consummation of the Acquisition, Texas Gas was converted from a corporation into a limited liability company, with TGT Pipeline as its sole member, pursuant to Section 266 of the Delaware General Corporation Law, and accordingly changed its name to "Texas Gas Transmission, LLC". On May 16, 2003, Texas Gas borrowed $275 million (Interim Loan) at 2.6% per annum and advanced the proceeds to TGT Pipeline under an interest-bearing promissory note. The Interim Loan was retired on May 28, 2003 from the debt offering by TGT Pipeline and Texas Gas, as described in Note 3 of these condensed notes to the financial statements.

         The accompanying condensed financial statements were prepared in accordance with Securities and Exchange Commission guidelines. As a result of the change in control of Texas Gas, the financial statements presented for the period after the acquisition reflect a new basis of accounting. Accordingly, the Statement of Financial Position and the Statements of Operations and Cash Flows for the three months and six months ended June 30, 2003, have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Texas Gas' 2002 Annual Report on Form 10-K.

         The accompanying post-acquisition financial statements reflect the pushdown of 100% of the estimated purchase price. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with generally accepted accounting principles. As Texas Gas' rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Texas Gas' historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill. The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to regulatory assets, due to the probable future rate recovery of these costs.


         The Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, Texas Gas will have tax basis in its assets and liabilities approximately equal to the acquisition price. In connection with the terms of this election, temporary differences that existed prior to the

        Acquisition no longer exist and differences, if any, between the new allocated purchase price for book and income tax are established as part of the purchase price allocation. Accordingly, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated. Texas Gas has engaged a third-party consultant to assist in the appraisal of the assets and liabilities for income tax purposes and anticipates that this allocation will be completed prior to year end. When this allocation is completed, Texas Gas will adjust its purchase price allocation to reflect the appropriate amounts of deferred tax assets and liabilities, if any.

         The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of the beginning of each period presented. The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Texas Gas and TGT Pipeline, and redemption of $132.7 million principal amount of Texas Gas' existing notes; and the related tax effect of the separation of Texas Gas from Williams for certain administrative functions now covered by a continuing services agreement with Williams.



                             For the Six Months Ended  For the Six Months Ended
                                  June 30, 2003             June 30, 2002

Operating revenue                  $136,414                   $132,032
Income before charge-in-lieu
     of taxes                        66,559                     50,275
Net income                           41,212                     30,290


         Results of operations for the second quarter and the first half of each of the years reported herein is not necessarily indicative of results of operations for that entire year. Based on the current rate structure and higher throughput, Texas Gas experiences higher operating income in the first and fourth quarters as compared to the second and third quarters. Additionally, depreciation and amortization expense is higher through the Acquisition date due to amounts in excess of the original cost of the regulated facilities being capitalized. Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.


Items Relating to Accounting Policies

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

         Effective January 1, 2003, Texas Gas adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Texas Gas has not recorded liabilities for its pipeline transmission assets since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable. Accordingly, the impact of adopting the statement did not have a material effect on Texas Gas' financial position or results of operations. Had the statement been adopted at the beginning of 2002, the impact to Texas Gas' operating income and net income would have been immaterial.

         As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition. The accompanying financial statements reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the ratemaking allowed for such costs by Texas Gas. Texas Gas includes an appropriate allowance for income taxes in its cost of service and derivation of tariff rates and, accordingly, designs its rates to recover such costs. The effective tax rate for the period subsequent to the Acquisition, represented by Texas Gas' Charge-In-Lieu of Income Taxes, is substantially equal to the statutory rate. The effective tax rate for the period prior to the Acquisition was slightly higher than the statutory rate.


         As part of the preliminary allocation of the purchase price, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill. SFAS 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Texas Gas does not amortize goodwill under the provision of SFAS No. 142.



                    2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

         Texas Gas is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Texas Gas holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA.

         Texas Gas is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.


       FERC Order No. 637

         On February 9, 2000, the FERC issued a final rule, Order No. 637, in which the FERC adopted certain policies it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. In Order No. 637, the FERC revised its regulatory framework to improve competition and efficiency across the pipeline grid through new regulations on scheduling equality, segmentation and flexible point rights, imbalance services, operational flow orders (OFOs), and penalties. Pipelines, including Texas Gas, were directed to conform their tariffs to the new regulations through a series of compliance filings. Recently, the FERC issued an "Order on Compliance Filings" in which it conditionally accepted Texas Gas' revised tariff sheets from its earlier compliance filings, subject to Texas Gas making another compliance filing. That order approved Texas Gas' new Hourly Overrun Transportation Service, but required Texas Gas to further revise its tariff to eliminate restrictions on the segmentation of capacity outside the primary path, to keep detailed records of segmentation transactions for one year, and to restructure its overrun penalty process. Texas Gas filed this latest compliance filing on June 2, 2003, and also filed a "Request for Rehearing and Clarification" on June 23, 2003. The FERC has not yet acted on either of these filings.

       General Rate Case (Docket No. RP00-260)

         On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) effective November 1, 2000, subject to refund. Texas Gas proposed in this rate case to implement value-based term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637. On May 31, 2000, the FERC issued an "Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures." Thereafter the participants engaged in informal settlement negotiations that ultimately resulted in a settlement with all parties, except the Indicated Shippers. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts, including interest, refunded to customers. Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case. The FERC issued an order on October 10, 2002, approving the settlement. No additional refunds are due as a result of the settlement with the Indicated Shippers. In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced its estimated reserve for rate refunds by an equal amount. Texas Gas also recorded $10.2 million of revenues and reduced depreciation expense by $5.7 million in July of 2002 to implement provisions of the settlement.

       FERC Compliance Plan

         On March 13, 2003, Williams and certain subsidiaries entered into a settlement agreement with the FERC resolving issues resulting from a FERC investigation into the relationship between Transcontinental Gas Pipe Line Corporation (Transco), an indirect subsidiary of Williams and former sister company to Texas Gas, and Transco's marketing affiliates. Although Texas Gas was not involved in the investigation and is not a party to the settlement agreement, Williams agreed that certain of its interstate natural gas pipeline subsidiaries, including Texas Gas, would be subject to the terms of a compliance plan designed to ensure compliance with the terms of the settlement agreement and the FERC's rules governing the relationship of interstate natural gas pipelines and their marketing affiliates. Because Texas Gas is no longer affiliated with Williams or Transco, Texas Gas will not be subject to this FERC compliance plan.

Legal Proceedings

         Litigation Retained by Williams

         In the Acquisition purchase agreement Williams agreed to indemnify Texas Gas and TGT Pipeline for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, these previously disclosed matters:

o Litigation filed by Jack Grynberg alleging that approximately 300 energy companies, including Texas Gas, had violated the False Claims Act in connection with the measurement, royalty valuation, and purchase of hydrocarbons;

o A nationwide class action lawsuit against pipeline and gathering companies, including Texas Gas, for alleged mismeasurement techniques resulting in the underpayment of royalties; and

o A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.

As a result, Williams is defending these actions on behalf of Texas Gas. Because Williams has retained responsibility for these claims, they are not likely to have a material affect upon Texas Gas' future financial condition and results of operations. For a more detailed description of the above matters, refer to Texas Gas' 2002 Annual Report on Form 10-K and 2003 First Quarter Report on Form 10-Q.


Other Legal Issues

         On May 2, 2000, a flash fire occurred at Texas Gas' Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee. One contract employee died while in the hospital. A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified. In October, 2001, mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc.), and plaintiffs. Settlement was reached with all named plaintiffs. One contract employee alleging injuries from the same accident has separately sued Texas Gas. This plaintiff was included in the original litigation, and then withdrew. This plaintiff's suit has been dismissed for failure to prosecute. In management's opinion, any further litigation arising out of the flash fire will not have a material adverse affect upon Texas Gas' future financial condition and results of operations.

         Texas Gas is party to other on-going litigation as a normal part of its business that, in management's opinion, is not likely to have a material impact on Texas Gas financial condition and results of operations.


Environmental Matters

         As of June 30, 2003, Texas Gas had an accrued liability of approximately $1.1 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

         Texas Gas currently is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites. The anticipated remediation costs, if any, associated with these sites have been included in the liability discussed above.

         Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency
(EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain. Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (one hour standard) and is aware that during 2004 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (eight hour standard). Additional areas designated as non-attainment under the revised standard may potentially impact Texas Gas' operations. Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide reductions are estimated to cost in the range of $6 million to $14 million by 2005 and will be recorded as additions to property, plant and equipment as the facilities are added. If the EPA designates additional new non-attainment areas which impact Texas Gas' operations, the cost of additions to property, plant and equipment is expected to increase; however, Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants (HAP) in 2003 and 2004, which may impose controls in addition to the control described above. Texas Gas cannot predict the costs with any certainty at this time resulting from the installation of these controls. The effective compliance date for the HAP regulations and installation of associated controls is anticipated to be during 2006.

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

       In January 2003, the U.S. Department of Transportation Office of Pipeline Safety issued a Notice of Proposed Rulemaking entitled "Pipeline Integrity Management in High Consequence Areas". The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high-consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Texas Gas at this time cannot predict the exact costs that would be required under the proposed rule. The costs of the baseline assessment are anticipated to be incurred over the next ten years. Texas Gas considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

Summary

       Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, is not likely to have a material adverse effect upon Texas Gas' future financial condition and results of operations.


                       3. DEBT AND FINANCING ARRANGEMENTS

                                      (Expressed in Thousands of Dollars)
                                  As of June 30,2003    As of December 31, 2002
      Debentures:
         7.25% due 2027              $   100,000                  $100,000
       Notes:
          8.625% due 2004                 17,261                   150,000
          4.6% due 2015                  250,000                         -
                                         -------                  ---------
                                         367,261                   250,000

      Unamortized debt discount           (2,457)                     (219)
      Current portion of long-term debt  (17,261)                        -
                                         --------                  --------
      Total long-term debt            $  347,543                   $249,781
                                         =========                 ========


      Texas Gas' debentures and notes have restrictive covenants, which provide that, with certain exceptions, neither Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.


      In May 2003, Texas Gas completed an offering of $250 million principal amount of notes issued at a discount, and its immediate parent company, TGT Pipeline, completed a concurrent offering of $185 million principal amount of its notes issued at a discount, each in an offering exempt from registration under Rule 144A and Regulation S. The notes issued by Texas Gas bear interest at a rate of 4.60% per annum and mature in 2015 with an effective rate of 4.77%. The notes issued by TGT Pipeline bear interest at a rate of 5.20% per annum and mature in 2018 with an effective rate of 5.39%. TGT Pipeline relies on distributions from Texas Gas to fulfill its obligations.


     Texas Gas and TGT Pipeline used approximately $275 million of the proceeds from the sale of the notes to repay Texas Gas' previously described Interim Loan. Texas Gas used the balance of the proceeds to purchase $132.7 million principal amount of its outstanding $150 million in aggregate principal amount of 8.625% notes due within one year, plus accrued interest and premium.

      Texas Gas and TGT Pipeline have agreed to use their reasonable best efforts to effect an exchange offer of these notes for substantially identical notes which have been registered under the Securities Act of 1933 within 180 days following the original issuance of these notes.

                               4. RELATED PARTIES

      Texas Gas and Loews are parties to a Services Agreement under which Loews provides Texas Gas with certain financial, tax, technology and other corporate services as needed by Texas Gas. In exchange for such services, Texas Gas reimburses Loews for its direct costs, including direct payroll and benefit costs of Loews employees providing the services, and an allocation of certain other indirect costs of Loews such as corporate overhead. As a participant in TGT Pipeline's cash management program, Texas Gas makes advances to TGT Pipeline. At June 30, 2003, the advances due Texas Gas by TGT Pipeline totaled $93.0 million.

      As a subsidiary of Williams, Texas Gas engaged in transactions with Williams and other Williams' subsidiaries characteristic of group operations. Williams had a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. The amounts due to/from Williams by Texas Gas was immaterial in the periods prior to the Acquisition.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS


         On May 16, 2003, TGT Pipeline, a wholly owned subsidiary of Loews, completed the acquisition of all outstanding capital stock of Texas Gas from The Williams Companies, Inc. Immediately following the Acquisition, Texas Gas was converted from a corporation into a limited liability company, with TGT Pipeline as its sole member, and changed its name to "Texas Gas Transmission LLC". A preliminary allocation of the purchase price was assigned to the assets and liabilities of TGT Pipeline, including the assets of Texas Gas, based on their estimated fair values, which is consistent with the original cost of such assets and liabilities and is in accordance with generally accepted accounting principles. The accompanying financial statements reflect the pushdown of 100% of the estimated purchase price. Texas Gas allocated the excess purchase price above the fair value of assets and liabilities to Goodwill. The accounting for the effects of the Acquisition included recognizing the difference between the plan assets and the benefit obligations related to postretirement benefits other than pensions and pension benefits. The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs. See Note 1 to the accompanying Condensed Financial Statements.




                              RESULTS OF OPERATIONS

       Management has based its narrative analysis of the results of operations for the six-month period ended June 30, 2003 and June 30, 2002 on the combined results of operations for the entire period. Material variances caused by the different basis of accounting have been disclosed where applicable.

       Operating income was $15.9 million higher for the six months ended June 30, 2003, than for the six months ended June 30, 2002. The increase in operating income was due primarily to higher operating revenues and lower administrative and general operating expenses.

       Operating revenues increased by $4.4 million primarily attributable to higher transportation revenues resulting from a colder winter and spring than the comparable period in 2002 and more favorable market conditions. Total deliveries were 357.6 Tbtu and 348.3 Tbtu for the first six months of 2003 and 2002, respectively.

       Operating costs and expenses decreased $11.5 million primarily attributable to lower labor and benefit costs resulting from a 2002 reduction in workforce, lower transportation charges related to the expiration of transportation contracts on third-party pipelines and lower administrative and general expense of $5.8 million mainly due to lower Williams corporate costs. There was also a decrease in depreciation and amortization expense of $2.9 million in 2003 primarily due to lower depreciation rates implemented in the third quarter 2002 resulting from the settlement of a rate case and due to the reduction in the carrying value of property, plant and equipment at the time of the Acquisition by Loews.


                         CAPITAL RESOURCES AND LIQUIDITY

       Texas Gas funds its operations and capital requirements with cash flows from operating activities and repayments of funds advanced to TGT Pipeline.

       As a participant in TGT Pipeline's cash management program, Texas Gas makes advances to TGT Pipeline. At June 30, 2003, the advances due Texas Gas by

TGT Pipeline totaled $93.0 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent.

       Texas Gas has an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2003, $100 million of shelf availability remains under this registration statement, which may be used to issue debt securities.


       Prior to May 16, 2003, Texas Gas was a participant in Williams' cash management program in which Texas Gas made advances to and received advances from an affiliate of Williams. At December 31, 2002, the advances due Texas Gas by affiliates totaled $63.1 million. This amount as well as other assets and liabilities retained by Williams were dividended to Williams prior to the Acquisition.


       Capital Expenditures

       Texas Gas' capital expenditures for the six months of 2003 and 2002 were $2.4 million and $30.7 million, respectively. Capital expenditures for 2003 are expected to approximate $23 million.


       General Rate Issues


       As discussed in Note 2 of the Condensed Notes to Financial Statements, in February, 2000, the FERC issued Order No. 637, in which it revised its regulatory framework to improve competition and efficiency across the pipeline grid through new regulations on scheduling equality, segmentation and flexible point rights, and imbalance services, OFOs, and penalties. Pipelines were directed to conform their tariffs to the new regulations through a series of compliance filings. Texas Gas has submitted its tariff modifications in Docket No. RP00-495, et al.


        In various orders on Texas Gas' compliance filings, the FERC has approved the initiation of the new Hourly Overrun Transportation Service, has denied Texas Gas' requested limits on the segmentation of capacity on its mainline system, has requested descriptions of Texas Gas' market laterals in Indiana and Kentucky, has required detailed record keeping of segmentation transactions for one year, and has advised restructuring of Texas Gas' overrun penalty process.

         In its most recent order dated May 22, 2003, the FERC accepted most of Texas Gas' proposed tariff sheets, while ordering minor modifications to others. Texas Gas submitted its latest compliance filing under Order No. 637 on June 2, 2003, and awaits further FERC action.

        On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) which became effective November 1, 2000, subject to refund. On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions. On June 17, 2002, the FERC issued an order denying the Indicated Shippers' request for rehearing of the March 4, 2002 order. The settlement became effective 31 days after that order when no party filed any further requests for rehearing. Thus, the settlement's prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002. Texas Gas had provided an adequate reserve for amounts refunded to customers, including interest. On October 10, 2002, the FERC issued an order approving a settlement with the Indicated Shippers that required no additional refunds.

         Texas Gas submits annual filings to the FERC to adjust its Fuel Retention Percentages, thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates. On August 30, 2002, Texas Gas submitted its Fuel Tracker Filing (Docket No. RP02-515) reflecting a slight increase in fuel rates for the upcoming year, the majority of which is due to under-collections during the most recent winter season. The FERC responded on October 31, 2002, with an order accepting and suspending the tariff sheets, subject to refund. The FERC also directed Texas Gas to submit detailed information supporting its request for a rate adjustment within 20 days of the order. Texas Gas filed its response on November 20, 2002, and followed up with supplemental comments and explanations on December 6, 2002. In its July 11, 2003 order, the FERC found that Texas Gas had satisfactorily complied with the conditions in the suspension order and concluded that no further proceedings were necessary in this docket. The fuel rates were approved, subject to the possibility that some party might seek rehearing. If no rehearing is filed, the order will become final on August 12, 2003.



                          CRITICAL ACCOUNTING POLICIES

         See Management's Narrative Analysis of Results of Operations (MD&A) in Texas Gas' Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of Texas Gas' critical accounting policies. These policies include Regulatory Accounting, Revenue Subject to Refund, Contingent Liabilities, Impairment of Long-Lived Assets and Use of Estimates.



                   DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS

       Certain statements made or incorporated by reference in this report constitute "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Although Texas Gas believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, risks and other factors that could cause future results to be materially different from the results stated or implied in this document. These factors include, among others;

- general economic and business conditions in the United States;
- general industry trends;
- future demand for natural gas;
- availability of supplies of natural gas;
- failure of Texas Gas' customers to perform their contractual obligations;
- the existence of regulatory uncertainties with respect to natural gas transportation and storage business - developments that impact the FERC proceedings involving Texas Gas, including Texas Gas' success in sustaining their positions in such proceedings, or the success of interveners in opposing their positions;
- governmental, statutory regulatory, or administrative developments affecting Texas Gas or the natural gas industry;
- the existence of competitors and developments in the natural gas transportation and storage industry;
- the existence of operating risks inherent in the natural gas transportation and storage business;
- acts of sabotage and terrorism for which insurance is not available at commercially reasonable premiums and on commercially reasonable terms;
- availability of qualified personnel;
- price differentials between natural gas and alternative fuels;

- Texas Gas' ability to replace their rate base as it is depreciated and amortized; and
- Williams does not fulfill its ongoing obligations to Texas Gas and TGT Pipeline, including its indemnity obligations.


       Developments in any of these areas could cause Texas Gas' results to differ materially from results that have been or may be anticipated or projected by them. These forward-looking statements speak only as of the date of this report and Texas Gas expressly disclaims any obligation or undertaking to release publicly or otherwise to notify investors of any updates or revisions to any forward-looking statement contained herein to reflect any change in their expectations with regard to thereto or any change in events, conditions or circumstances on which any statement is based, other than as may be required under the securities laws.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

       Texas Gas maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed in reports filed or submitted under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures are designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to Texas Gas' management on a timely basis to allow assessment of required disclosures.

       Texas Gas' principal executive officer and principal financial officer have conducted an evaluation of Texas Gas' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Texas Gas' principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures of Texas Gas are adequate for their intended purpose.

       There was no change in Texas Gas' internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Texas Gas' internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

               31.1 Certification by H. Dean Jones II, President of Texas Gas Transmission, LLC pursuant to Rule 13a-14(a) and Rule 15d-14(a)

               31.2 Certification by Jamie L. Buskill, Vice President and Chief Financial Officer of Texas Gas Transmission, LLC pursuant to Rule 13a-14(a) and Rule 15d-14(a)

               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by H. Dean Jones II, President of Texas Gas Transmission, LLC

               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Jamie L. Buskill, Vice President and Chief Financial Officer of Texas Gas Transmission, LLC

           (b) Reports on Form 8-K.

                   Texas Gas filed Form 8-K, Current Report dated May 16, 2003, stating changes in control of registrant from Williams to Loews. It also reported in the same 8-K that Texas Gas is replacing Ernst & Young LLP with Deloitte & Touche LLP as independent public accountants.

                   Texas Gas filed Form 8-K dated May 28, 2003, stating that it and TGT Pipeline has completed their previously announced offerings of $250 million and $185 million principal amount of notes.

                   Texas Gas filed Form 8-K dated June 19, 2003, announcing the results of its tender offer for any and all $150 million in aggregate principal amount of its outstanding notes due 2004.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Texas Gas Transmission, LLC (Registrant)




Dated:  August 11, 2003              By /s/ Jamie L. Buskill
                                    -------------------------
                                    Jamie L. Buskill
                                    Vice President and Chief Financial Officer

                                                           EXHIBIT 31.1


I, H. Dean Jones II, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Texas Gas Transmission LLC;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud,  whether or not material,  that involves management
        or  other   employees  who  have  a   significant   role  in  the
        registrant's internal control over financial reporting.


Dated:  August 11, 2003              /s/ H. Dean Jones II
                                    -------------------------------------------
                                    H. Dean Jones II
                                    President

                                                                 EXHIBIT 31.2


I, Jamie L. Buskill, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Texas Gas Transmission LLC;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the egistrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 11, 2003               /s/ Jamie L. Buskill
                                     -------------------------
                                     Jamie L. Buskill
                                     Vice President and Chief Financial Officer

                                                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Texas Gas Transmission, LLC (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Dean Jones II, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ H. Dean Jones II
---------------------------------------
H. Dean Jones II
President
(Principal Executive Officer)
August 11, 2003

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of Texas Gas Transmission, LLC (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jamie L. Buskill, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Jamie L. Buskill
---------------------------------------
Jamie L. Buskill
Vice President and Chief Financial Officer
(Principal Financial Officer)
August 11, 2003