Form 10-Q
period 2003-09-30
TEXAS GAS TRANSMISSION CORP; TGT PIPELINE LLC
filed 2003-11-10
CIK 97452, 1262943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

       Commission file number: ________

   Commission file number: 1-4169

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

(Exact name of registrant as specified in its charter)

(Exact name of registrant as specified in its charter)

DELAWARE

DELAWARE

(State or other jurisdiction of incorporation or organization)

(State or other jurisdiction of incorporation or organization)

4922

4922

(Primary Standard Industrialization Classification Code Number)

(Primary Standard Industrialization Classification Code Number)

06-1687421

06-1687421

(I.R.S. Employer Identification No.)

(I.R.S. Employer Identification No.)

3800 Frederica Street

3800 Frederica Street

Owensboro, Kentucky 42301

Owensboro, Kentucky 42301

(270) 926-8686

(270) 926-8686

(Address, Including Zip Code, and Telephone Number,

(Address, Including Zip Code, and Telephone Number,

Including Area Code, of Registrant’s Principal Executive Offices)

Including Area Code, of Registrant’s Principal Executive Offices)

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

This combined Form 10-Q is separately filed by Texas Gas Transmission, LLC and TGT Pipeline, LLC.  Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.  Texas Gas Transmission, LLC and TGT Pipeline, LLC meet the conditions set forth in General Instruction H.1(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H.2 of Form 10-Q.

#

TGT PIPELINE, LLC

and

TEXAS GAS TRANSMISSION, LLC

INDEX

Page

Part I.  Financial Information

  Item 1.  Financial Statements

TGT Pipeline, LLC

Consolidated Statement of Financial Position – Assets

3

Consolidated Statement of Financial Position - Liabilities and Member’s Equity

4

Consolidated Statement of Operations

5

Consolidated Statement of Cash Flows

6

Consolidated Statement of Member’s Equity

7

Texas Gas Transmission, LLC

Statement of Financial Position – Assets

8

Statement of Financial Position - Liabilities and Member’s Equity

9

Statement of Operations

10

Statement of Cash Flows

12

Statement of Member’s Equity

13

Condensed Notes to Financial Statements

14

 Item 2. Management's Narrative Analysis of the Results of Operations

22

 Item 4.  Disclosure Controls and Procedures

26

Part II.  Other Information

Item 1. Legal Proceedings

27

Item 6. Exhibits and Reports filed on Form 8-K

27

Signature

28

Exhibits

29

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting.  Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

TGT PIPELINE, LLC

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

As of September 30, 2003

(Thousands of Dollars)

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 40,900
Receivables:
Trade	15,438
Other	6,622
Gas Receivables:
Transportation and exchange	2,019
Storage	14,031
Advances to affiliates	2,107
Inventories	13,505
Prepaid taxes	142
Gas stored underground	3,922
Prepaid and other expenses	4,867
Total current assets	103,553

Property, Plant and Equipment:
Natural gas transmission plant	513,874
Other natural gas plant	156,862
670,736

Less—Accumulated depreciation and amortization	11,577
Property, plant and equipment, net	659,159

Other Assets:
Gas stored underground	106,718
Costs recoverable from customers	31,679
Goodwill	280,013
Other	17,516
Total other assets	435,926

Total Assets	$1,198,638

The accompanying notes are an integral part of these financial statements.

#

TGT PIPELINE, LLC

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

As of September 30, 2003

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
Current Liabilities:
Payables:
Trade	$ 4,475
Affiliates	433
Other	4,107
Gas Payables:
Transportation and exchange	1,221
Storage	20,615
Long-term debt due within one year	17,269
Accrued charge-in-lieu of income taxes	1,447
Accrued taxes other	10,448
Accrued interest	8,786
Accrued payroll and employee benefits	20,659
Other accrued liabilities	12,176
Total current liabilities	101,636

Long –Term Debt	530,752

Other Liabilities and Deferred Credits:
Deferred income taxes	1,266
Postretirement benefits other than pensions	23,769
Pension plan costs	3,423
Other	14,003
Total other liabilities and deferred credits	42,461

Member’s Equity:
Paid-in capital	519,989
Retained earnings	3,800
Total member’s equity	523,789

Total Liabilities and Equity	$ 1,198,638

The accompanying notes are an integral part of these financial statements.

#

TGT PIPELINE, LLC

CONSOLIDATED STATEMENT OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

	For the	For the Period From
	Three Months Ended	Inception Through
	September 30, 2003	September 30, 2003

Operating Revenues:
Gas transportation	$ 43,603	$ 65,903
Gas storage	585	900
Other	817	1,169
Total operating revenues	45,005	67,972

Operating Costs and Expenses:
Operation and maintenance	10,037	14,181
Administrative and general	11,881	17,199
Depreciation and amortization	8,322	12,309
Taxes other than income taxes	3,679	6,067
Total operating costs and expenses	33,919	49,756

Operating Income	11,086	18,216

Other Deductions:
Interest expense	7,771	11,512
Miscellaneous other deductions	85	-
Total other deductions	7,856	11,512

Income before income taxes	3,230	6,704

Charge-in-lieu of income taxes	1,563	2,904

Net Income	$ 1,667	$ 3,800

The accompanying notes are an integral part of these financial statements.

#

TGT PIPELINE, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Thousands of Dollars)

(Unaudited)

For the Period From
Inception Through
September 30, 2003
OPERATING ACTIVITIES:
Net income	$ 3,800
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	12,309
Provision for deferred income taxes	1,303
Changes in operating assets and liabilities:
Receivables	24,362
Inventories	97
Affiliates	433
Other current assets	(3,693)
Accrued income taxes due affiliate	1,268
Payables and accrued liabilities	24,628
Other, including changes in noncurrent assets and liabilities	(27,365)
Net cash provided by operating activities	37,142

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(9,973)
Advances to affiliates, net	(2,107)
Investment in Texas Gas Transmission, LLC	(803,354)
Net cash (used in) investing activities	(815,434)

FINANCING ACTIVITIES:
Proceeds from long-term debt	706,918
Payment of long-term debt	(407,715)
Capital contribution from parent company	519,989
Net cash provided by financing activities	819,192

Increase in cash and cash equivalents	40,900

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$ 40,900

The accompanying notes are an integral part of these financial statements.

#

TGT PIPELINE, LLC

CONSOLIDATED STATEMENT OF

MEMBER’S EQUITY AND PAID-IN CAPITAL

(Thousands of Dollars)

(Unaudited)

	Retained	Paid-in
	Earnings	Capital
Beginning Balance, Member’s Equity, Inception Add (deduct):	$ -	$ -
Capital Contribution	-	519,989
Net income	3,800	-
Balance, Member’s Equity, September 30, 2003	$3,800	$519,989

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

	Post -Acquisition	Pre –Acquisition
ASSETS	September 30, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$ 40,900	$ 277
Receivables:
Trade	15,438	25,705
Affiliates	-	2,386
Other	6,622	3,843
Gas Receivables:
Transportation and exchange	2,019	1,392
Storage	14,031	6,601
Advances to affiliates	103,285	63,143
Inventories	13,505	13,580
Deferred income taxes	-	14,724
Costs recoverable from customers	-	2,853
Gas stored underground	3,922	3,922
Prepaid and other expenses	4,867	3,407
Total current assets	204,589	141,833

Property, Plant and Equipment:
Natural gas transmission plant	513,874	1,113,648
Other natural gas plant	156,862	154,141
	670,736	1,267,789

Less—Accumulated depreciation and amortization	11,577	209,821
Property, plant and equipment, net	659,159	1,057,968

Other Assets:
Gas stored underground	106,718	110,458
Costs recoverable from customers	31,679	37,951
Prepaid pension	-	28,411
Goodwill	280,013	-
Other	16,568	7,969
Total other assets	434,978	184,789

Total Assets	$ 1,298,726	$ 1,384,590

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting. Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars,

except for share data)

(Unaudited)

	Post -Acquisition	Pre -Acquisition
LIABILITIES AND EQUITY	September 30, 2003	December 31, 2002
Current Liabilities:
Payables:
Trade	$ 4,475	$ 2,017
Affiliates	433	9,936
Other	3,145	6,961
Gas Payables:
Transportation and exchange	1,221	1,312
Storage	20,615	24,214
Long-term debt due within one year	17,269	-
Accrued income taxes due affiliate	-	16,210
Accrued charge-in-lieu of income taxes	2,964	-
Accrued taxes other	10,448	12,817
Accrued interest	5,472	6,557
Accrued payroll and employee benefits	20,659	27,025
Other accrued liabilities	12,176	11,765
Total current liabilities	98,877	118,814

Long –Term Debt	347,574	249,781

Other Liabilities and Deferred Credits:
Deferred income taxes	1,239	206,039
Postretirement benefits other than pensions	23,769	26,432
Pension plan costs	3,423	28,411
Other	14,003	23,434
Total other liabilities and deferred credits	42,434	284,316

Stockholder’s Equity:
Common stock, $1.00 par value, 1,000 shares
authorized, issued and outstanding	-	1
Premium on capital stock and other paid-in capital	-	630,608
Retained earnings	-	101,070
Total stockholder’s equity	-	731,679

Member’s Equity:
Paid-in capital	803,354	-
Retained earnings	6,487	-
Total member’s equity	809,841	-

Total Liabilities and Equity	$ 1,298,726	$ 1,384,590

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting.  Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition	Pre-Acquisition
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2003	September 30, 2002

Operating Revenues:
Gas transportation	$ 43,603	$ 57,102
Gas storage	585	513
Other	817	882
Total operating revenues	45,005	58,497

Operating Costs and Expenses:
Operation and maintenance	10,037	14,313
Administrative and general	11,881	12,516
Depreciation and amortization	8,322	4,430
Taxes other than income taxes	3,679	3,847
Total operating costs and expenses	33,919	35,106

Operating Income	11,086	23,391

Other (Income) Deductions:
Interest expense	5,411	5,046
Interest income from affiliates	(522)	(527)
Gain on sale of equipment	-	(444)
Miscellaneous other income	(5)	(509)
Total other deductions	4,884	3,566

Income before income taxes	6,202	19,825

Provision for income taxes	-	7,690
Charge-in-lieu of income taxes	2,656	-

Net Income	$ 3,546	$ 12,135

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting.  Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition	Pre-Acquisition
	For the Period	For the Period	For the Nine
	May 17, 2003 to	January 1, 2003 to	Months Ended
	September 30, 2003	May 16, 2003	September 30, 2002

Operating Revenues:
Gas transportation	$ 65,903	$ 111,622	$ 185,844
Gas storage	900	814	1,781
Other	1,169	1,011	2,904
Total operating revenues	67,972	113,447	190,529

Operating Costs and Expenses:
Operation and maintenance	14,181	16,097	37,614
Administrative and general	17,193	13,642	37,222
Depreciation and amortization	12,309	16,092	27,386
Taxes other than income taxes	6,067	6,077	12,146
Total operating costs and expenses	49,750	51,908	114,368

Operating Income	18,222	61,539	76,161

Other (Income) Deductions:
Interest expense	8,256	7,392	15,542
Interest income from affiliates	(938)	(1,965)	(1,074)
Gain on sale of equipment	-	(30)	(1,767)
Miscellaneous other income	(119)	(719)	(1,545)
Total other deductions	7,199	4,678	11,156

Income before income taxes	11,023	56,861	65,005

Provision for income taxes	-	22,387	25,682
Charge-in-lieu of income taxes	4,536	-	-

Net Income	$ 6,487	$ 34,474	$ 39,323

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting.  Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

 STATEMENT OF CASH FLOWS

 (Thousands of Dollars)

(Unaudited)

	Post-Acquisition	Pre-Acquisition
	For the Period	For the Period	For the Nine
	May 17, 2003 to	January 1, 2003 to	Months Ended
	September 30, 2003	May 16, 2003	September 30, 2002
OPERATING ACTIVITIES:
Net income	$ 6,487	$ 34,474	$ 39,323
Adjustments to reconcile to cash provided
from (used in) operations:
Depreciation and amortization	12,309	16,092	27,386
Provision for deferred income taxes	1,276	5,494	40,269
Gain on sale of equipment	-	(30)	(1,767)
Changes in operating assets and liabilities:
Receivables	24,362	(27,426)	(15,879)
Receivable – TGT Enterprises, Inc.	-	-	7,003
Inventories	97	(22)	(384)
Affiliates	433	(7,550)	(29,575)
Other current assets	(3,693)	5,004	1,042
Accrued income taxes due affiliate	-	(11,306)	(18,915)
Accrued charge-in-lieu of income taxes	2,927	-	-
Payables and accrued liabilities	20,352	(4,196)	(4,058)
Reserve for regulatory and rate matters	-	-	(31,107)
Other, including changes in noncurrent assets
and liabilities	(26,026)	27,196	(15,258)
Net cash provided by (used in) operating activities	38,524	37,730	(1,920)

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds
used during construction	(9,930)	(43)	(32,046)
Advances to affiliates, net	(103,285)	(37,964)	43,989
Net cash provided by (used in) investing Activities	(113,215)	(38,007)	11,943

FINANCING ACTIVITIES:
Proceeds from long-term debt	523,306	-	-
Payment of long-term debt	(407,715)	-	-
Dividends	-	-	(10,000)
Net cash provided by (used in) financing Activities	115,591	-	(10,000)

Increase (decrease) in cash and cash equivalents	40,900	(277)	23

Cash and cash equivalents at beginning of period	-	277	86

Cash and cash equivalents at end of period	$ 40,900	$ -	$ 109

The accompanying notes are an integral part of these financial statements.

#

The Acquisition of Texas Gas by TGT Pipeline was accounted for using the purchase method of accounting.  Accordingly, the purchase price was “pushed down” and recorded in the accompanying financial statements which affects the comparability of the post-Acquisition and pre-Acquisition financial position, results of operations and cash flows.

TEXAS GAS TRANSMISSION, LLC

  STATEMENT OF MEMBER’S EQUITY,

COMMON STOCK AND PAID-IN CAPITAL

 (Thousands of Dollars, except for share data)

(Unaudited)

	Retained	Common	Paid-in
	Earnings	Stock	Capital
Pre-Acquisition
Balance, December 31, 2002	$ 101,070	1	$ 630,608
Add (deduct):
Net income	34,474	-	-
Non-cash dividend	(29,022)	-	-
Balance, Stockholder’s Equity, May 16, 2003	$ 106,522	1	$ 630,608

Post-Acquisition
Beginning Balance, Member’s Equity, May 16, 2003 Add (deduct):	$ -	-	$ 802,813
Additional paid in capital	-	-	541
Net income	6,487	-	-
Balance, Member’s Equity, September 30, 2003	$ 6,487	-	$ 803,354

The accompanying notes are an integral part of these financial statements.

#

TGT PIPELINE, LLC

and

TEXAS GAS TRANSMISSION, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE STRUCTURE AND BASIS OF PRESENTATION

Structure and Presentation

Texas Gas Transmission, LLC is a wholly owned subsidiary of TGT Pipeline, LLC, (TGT Pipeline). TGT Pipeline is a wholly owned subsidiary of TGT Pipeline Holding Corporation (Holding Corp.), which is wholly owned by Loews Corporation (Loews).  TGT Pipeline was formed in April 2003, with an initial capitalization of $803 million, to acquire all of the outstanding capital stock of Texas Gas Transmission Corporation from a subsidiary of The Williams Companies, Inc. (Acquisition). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC (Texas Gas). The Acquisition was completed on May 16, 2003 (Inception) for a purchase price of $803 million in cash, including transaction costs and closing adjustments, subject to final adjustment. TGT Pipeline has no assets or operations other than its ownership of Texas Gas, $185 million outstanding debt, as discussed in Note 3, and a note receivable from its parent, Holding Corp.  Texas Gas is the owner and operator of the pipeline system and related assets.

The discussion throughout these notes refers to TGT Pipeline and Texas Gas, its consolidated wholly owned subsidiary (the Company), unless otherwise noted, as TGT Pipeline has no assets or operations other than its ownership of Texas Gas.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Texas Gas’ 2002 Annual Report on Form 10-K.

The accompanying financial statements of TGT Pipeline and Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions on Form 10-Q and Regulation S-X.  As a result of the change in control of Texas Gas, the financial statements of Texas Gas presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Texas Gas Statement of Financial Position and the Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2003, have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.  In Management’s opinion, the interim financial statements of the Company reflect all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented.

The accompanying post-Acquisition financial statements reflect the pushdown of 100% of the purchase price. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP. The Company made minor adjustments to the purchase price allocation during the third quarter to reflect the impact of additional direct costs of the Acquisition and resolution of certain pre-Acquisition contingencies.  As Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, the Company’s historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was

#

allocated to goodwill.  The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs.

The Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, the Company will have tax basis in its net assets approximately equal to the Acquisition price.   In connection with the terms of this election, temporary differences that existed prior to the Acquisition no longer exist and differences, if any, between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.  Accordingly, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated.  The Company has engaged a third-party consultant to assist in the appraisal of the assets and liabilities for income tax purposes and anticipates that this allocation will be completed prior to year end.  When this allocation is completed, the Company will adjust its purchase price allocation to reflect the appropriate amounts of deferred tax assets and liabilities, if any.

The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of the beginning of each period presented.  The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the preliminary allocation of the Acquisition purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of post-Acquisition debt by Texas Gas, and the application of a portion of the proceeds of such debt to prepay $132.7 million principal amount of Texas Gas’ existing notes.  Since TGT Pipeline had no activity prior to the Acquisition, there are no pro forma amounts to be presented.

Texas Gas

Texas Gas

For the Nine months Ended

For the Nine months Ended

September 30, 2003

September 30, 2002

Operating revenue

$181,419

$190,529

Income before charge-in-lieu of taxes

73,800

72,645

Net income

45,397

43,973

Results of operations for the third quarter and the first nine months of each of the years reported herein are not necessarily indicative of results of operations for that entire year.  Based on the current rate structure and higher throughput, the Company typically experiences higher operating income in the first and fourth quarters as compared to the second and third quarters.  Additionally, depreciation and amortization expense is higher through the Acquisition date due to amounts in excess of the original cost of the regulated facilities being capitalized.  Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:  1) revenues subject to refund; 2) litigation-related

#

contingencies; 3) environmental remediation obligations; and 4) impairment assessments of long-lived assets.

Effective January 1, 2003, Texas Gas adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company has not recorded liabilities for its pipeline transmission assets since the remaining life of these assets is not currently determinable and a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made.  Accordingly, the impact of adopting the statement did not have a material effect on the Company’s financial position or results of operations.  Had the statement been adopted at the beginning of 2002, the impact to the Company’s operating income and net income would have been immaterial.

As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The Company’s accompanying financial statements reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the ratemaking allowed for such costs by Texas Gas.  The Company includes an appropriate allowance for income taxes in its cost of service and derivation of tariff rates and, accordingly, designs its rates to recover such costs.  The effective tax rate for the period subsequent to the Acquisition, represented by the Company’s Charge-In-Lieu of Income Taxes, is substantially equal to the statutory rate.  The effective tax rate for the period prior to the Acquisition was slightly higher than the statutory rate.

As part of the preliminary allocation of the purchase price, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  SFAS 142 “Goodwill and Other Intangible Assets” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In accordance with SFAS 142, the Company does not amortize goodwill.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Rate and Regulatory Matters

Texas Gas is subject to regulation by the FERC under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting are subject to regulation.  Texas Gas holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA.

Texas Gas is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

#

FERC Order No. 637

On February 9, 2000, the FERC issued a final rule, Order No. 637, in which the FERC adopted certain policies it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. In Order No. 637, the FERC revised its regulatory framework to improve competition and efficiency across the pipeline grid through new regulations on scheduling equality, segmentation and flexible point rights, imbalance services, operational flow orders (OFOs), and penalties.  Pipelines, including Texas Gas, were directed to conform their tariffs to the new regulations through a series of compliance filings.  In May 2002, Texas Gas filed a proposed settlement of all issues related to compliance with Order No. 637.  That settlement has been modified through a series of FERC orders and related compliance filings.  In May 2003, the FERC issued an "Order on Compliance Filings" in which it conditionally accepted Texas Gas' revised tariff sheets from its earlier compliance filings, subject to Texas Gas making another compliance filing. That order approved Texas Gas' new Hourly Overrun Transportation Service, but required Texas Gas to further revise its tariff to eliminate restrictions on the segmentation of capacity outside the primary path, to keep detailed records of segmentation transactions for one year, and to restructure its overrun penalty process.  Texas Gas filed this latest compliance filing on June 2, 2003, and also filed a "Request for Rehearing and Clarification".  On October 7, 2003, the FERC issued an order denying the rehearing requests, granting the request for clarification and accepting the June 2, 2003 compliance filing subject to modifications stated in the order.  Texas Gas must refile the accepted provisions in its currently effective tariff within thirty days of the order. The order also granted Texas Gas an extension of time until November 1, 2004 to complete the necessary computer programming to implement the new segmentation rights approved in this proceeding.

General Rate Case (Docket No. RP00-260)

On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260) effective November 1, 2000, subject to refund.  Texas Gas proposed in this rate case to implement value-based term-differentiated seasonal rates for short-term services effective November 1, 2000, as permitted by FERC Order 637.  On May 31, 2000, the FERC issued an “Order Accepting and Suspending Tariff Sheets Subject to Refund, Rejecting Other Tariff Sheets, and Establishing Hearing and Settlement Procedures.” Thereafter the participants engaged in informal settlement negotiations that ultimately resulted in a settlement with all parties, except the Indicated Shippers.  On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions.  On June 17, 2002, the FERC issued an order denying the Indicated Shippers’ request for rehearing of the March 4, 2002 order.  The settlement became effective 31 days after that order when no party filed any further requests for rehearing.  Thus, the settlement’s prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002.  Texas Gas had provided an adequate reserve for amounts refunded to customers, including interest.  Additionally, on July 15, 2002, Texas Gas filed an offer of settlement with the Indicated Shippers to resolve all remaining issues in the case.  The FERC issued an order on October 10, 2002, approving the settlement.  No additional refunds were due as a result of the settlement with the Indicated Shippers.  In the third quarter of 2002, as a result of the settlement, Texas Gas recorded additional revenues of $0.3 million and reduced its estimated reserve for rate refunds by an equal amount.  Texas Gas also recorded $10.2 million of revenues and reduced depreciation expense by $5.7 million in July of 2002 to implement provisions of the settlement.

FERC Compliance Plan

On March 13, 2003, Williams and certain subsidiaries entered into a settlement agreement with the FERC resolving issues resulting from a FERC investigation into the relationship between Transcontinental Gas Pipe Line Corporation (Transco), an indirect subsidiary of Williams and former sister company to Texas Gas, and Transco’s marketing affiliates.  Although Texas Gas was not involved in the investigation and is not a party to the settlement agreement, Williams agreed that certain of its interstate natural gas pipeline subsidiaries, including Texas Gas, would be subject to the terms of a compliance plan designed to ensure compliance with the terms of the settlement agreement and the FERC’s rules governing the relationship of interstate natural gas pipelines and their marketing affiliates.  Because Texas Gas is no longer affiliated with Williams or Transco, Texas Gas will not be subject to this FERC compliance plan.

Legal Proceedings

Litigation Retained by Williams

In the Acquisition purchase agreement Williams agreed to indemnify TGT Pipeline and Texas Gas for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, these previously disclosed matters:

•

Litigation filed by Jack Grynberg alleging that approximately 300 energy companies, including Texas Gas, had violated the False Claims Act in connection with the measurement, royalty valuation, and purchase of hydrocarbons;

•

A nationwide class action lawsuit against pipeline and gathering companies, including Texas Gas, for alleged mismeasurement techniques resulting in the underpayment of royalties; and

•

A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.

As a result, Williams is defending these actions on behalf of Texas Gas.  Because Williams has retained responsibility for these claims, they are not likely to have a material affect upon the Company’s future financial condition and results of operations.  For a more detailed description of the above matters, refer to Texas Gas’ 2002 Annual Report on Form 10-K and 2003 First Quarter Report on Form 10-Q.

Other Legal Issues

On May 2, 2000, a flash fire occurred at Texas Gas’ Greenville, Mississippi compressor station injuring six contract employees and one Texas Gas employee.  One contract employee died while in the hospital.  A lawsuit was filed against Texas Gas on behalf of the deceased contract employee and several other contract employees that were injured; however, damages were not specified.  In October 2001, mediation was held involving Texas Gas, its insurance carriers (through its contractor Bluewater Construction Inc.), and plaintiffs.  Settlement was reached with all named plaintiffs.  One contract employee alleging injuries from the same accident has separately sued Texas Gas.  This plaintiff was included in the original litigation, and then withdrew.  This plaintiff’s suit has been dismissed for failure to prosecute.  In management’s opinion, any further litigation arising out of the flash fire will not have a material adverse affect upon the Company’s future financial condition and results of operations.

Texas Gas is party to other on-going litigation as a normal part of its business that, in management’s opinion, is not likely to have a material impact on the Company’s financial condition and results of operations.

Environmental Matters

As of September 30, 2003, the Company had an accrued liability of approximately $1.1 million for estimated costs associated with environmental assessment and remediation, including remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons.  This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Currently Texas Gas is either named as a potentially responsible party or has received an information request regarding its potential involvement at certain Superfund and state waste disposal sites.  The anticipated remediation costs, if any, associated with these sites have been included in the liability discussed above.

Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA.  The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain.  Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (one hour standard) and is aware that during 2004 the EPA may designate additional areas as non-attainment based on implementation of the revised ozone standard (eight hour standard).  Additional areas designated as non-attainment under the revised standard may potentially impact Texas Gas’ operations.  Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide reduction are estimated to cost in the range of $6 million to $14 million between 2005 and 2009 and will be recorded as additions to property, plant and equipment as the facilities are added.  If the EPA designates additional new non-attainment areas which impact Texas Gas’ operations, the cost of additions to property, plant and equipment is expected to increase; however, the Company is unable at this time to estimate with any certainty the cost of additions that may be required. Additionally, the EPA is expected to promulgate new rules regarding hazardous air pollutants (HAP) in 2003 and 2004, which may impose controls in addition to the control described above.  Similar to cost estimates associated with CAA provisions for nitrogen oxide reduction, the Company cannot predict the costs with any certainty at this time resulting from the installation of controls to comply with the proposed HAP regulations.  However, the Company estimates compliance costs for HAP regulations between $200,000 and $1 million; and estimated installation date for HAP controls is between 2006 and 2008.

The Company considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business.  The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

In January 2003, the U.S. Department of Transportation Office of Pipeline Safety issued a Notice of Proposed Rulemaking entitled “Pipeline Integrity Management in High Consequence Areas.”  The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002.  It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high-consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes.  The final rule is expected to be issued in late 2003.  The Company at this time cannot predict the exact costs that would be required under the proposed rule.  The costs of the baseline assessment are anticipated to be incurred over the next ten years.  The Company considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

3. DEBT AND FINANCING ARRANGEMENTS

                                                        (Expressed in Thousands of Dollars)

As of September 30, 2003

TGT Pipeline - Consolidated:

Debentures:

7.25% due 2027

$100,000

Notes:

8.625% due 2004

17,285

5.20% due 2018

185,000

4.60% due 2015

250,000

552,285

Unamortized debt discount

(4,264)

Current portion of long-term debt

(17,269)

Total long-term debt

$530,752

(Expressed in Thousands of Dollars)

As of September 30, 2003

As of December 31, 2002

Texas Gas:

       Debentures:

7.25% due 2027

$100,000

$100,000

Notes:

8.625% due 2004

17,285

150,000

4.60% due 2015

250,000

             -

367,285

250,000

Unamortized debt discount

(2,442)

(219)

Current portion of long-term debt

(17,269)

             -

Total long-term debt

$347,574

$249,781

TGT Pipeline and Texas Gas’ debentures and notes have restrictive covenants, which provide that, with certain exceptions, neither TGT Pipeline nor Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  TGT Pipeline relies on distributions from Texas Gas to fulfill its debt obligations.

On May 16, 2003, Texas Gas borrowed $275 million (Interim Loan) at 2.6% per annum and advanced the proceeds to TGT Pipeline under an interest bearing promissory note. On May 28, 2003, Texas Gas completed an offering of $250 million principal amount of notes issued at a discount, and TGT Pipeline completed a concurrent offering of $185 million principal amount of its notes issued at a discount, each in an offering exempt from registration under Rule 144A and Regulation S.  The notes issued by Texas Gas bear interest at a rate of 4.60% per annum and mature in 2015 with an effective rate of 4.77%. The notes issued by TGT Pipeline bear interest at a rate of 5.20% per annum and mature in 2018 with an effective rate of 5.39%.  These notes are collectively referred to as the “New Notes.”

The Company used approximately $275 million of the proceeds from the sale of the New Notes to repay the Interim Loan.  Texas Gas used additional proceeds from the sale of the New Notes to prepay $132.7 million principal amount of its outstanding $150 million in aggregate principal amount of 8.625% notes due April 2004 (Old Notes), plus accrued interest and premium, and intends to use the balance of such proceeds plus other available funds to repay the remaining Old Notes.

As required by the registration rights agreement entered into with the initial purchasers of the New Notes, on October 27, 2003, the Company consummated an exchange of the New Notes for substantially identical notes, the issuance of which was registered under the Securities Act of 1933.

4.  RELATED PARTIES

TGT Pipeline and Texas Gas are each party to a Services Agreement under which Loews provides such entities with certain financial, tax, technology and other corporate services as needed.  In exchange for such services, TGT Pipeline and Texas Gas reimburse Loews for their direct costs, including direct payroll and benefit costs of Loews employees providing the services, and an allocation of certain other indirect costs of Loews such as corporate overhead.  The costs for the three months ended September 30, 2003, were $1.4 million and $1.8 million for the period from May 17 through September 30, 2003.  As a participant in TGT Pipeline’s cash management program, Texas Gas makes advances to TGT Pipeline.  At September 30, 2003, the advances due Texas Gas by TGT Pipeline totaled $103.3 million, which is recorded in Advances to Affiliates on Texas Gas’ Statement of Financial Position.  As a participant in Holding Corp.’s cash management program, TGT Pipeline makes advances to Holding Corp.  At September 30, 2003, the advances due TGT Pipeline by Holding Corp. totaled $2.1 million, which is recorded as Advances to Affiliates on TGT Pipeline’s Statement of Financial Position.

As a subsidiary of Williams prior to the Acquisition, Texas Gas engaged in transactions with Williams and other Williams’ subsidiaries characteristic of group operations.  Williams had a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies.  The amounts due to/from Williams by Texas Gas were immaterial in the periods prior to the Acquisition.

#

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Texas Gas is a wholly owned subsidiary of TGT Pipeline. TGT Pipeline is a wholly owned subsidiary of Holding Corp., which is wholly owned by Loews.  TGT Pipeline was formed in April 2003, with an initial capitalization of $803 million, to acquire all of the outstanding capital stock of Texas Gas Transmission Corporation from a subsidiary of the Williams Companies Inc. (Acquisition). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC.  The Acquisition was completed on May 16, 2003 for a purchase price of $803 million in cash, including transaction costs and closing adjustments, subject to final adjustment. TGT Pipeline has no assets or operations other than its ownership of Texas Gas, $185 million outstanding debt, as discussed in Note 3, and a note receivable from its parent, Holding Corp.    Texas Gas is the owner and operator of the pipeline system and related assets described herein.

A preliminary allocation of the Acquisition purchase price was assigned to the assets and liabilities of TGT Pipeline, including the assets of Texas Gas, based on their estimated fair values, which is consistent with the original cost of such assets and liabilities and is in accordance with generally accepted accounting principles.  The accompanying post-Acquisition financial statements reflect the pushdown of 100% of the estimated purchase price.  The Company allocated the excess purchase price above the fair value of assets and liabilities to Goodwill.  The accounting for the effects of the Acquisition included recognizing the difference between the plan assets and the benefit obligations related to postretirement benefits other than pensions and pension benefits.  The recognition of these amounts was offset by the recognition of regulatory assets or liabilities of equal amounts, due to the expected future rate recovery of these costs.  See Note 1 to the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS

Management has based its narrative analysis of the Company’s results of operations for the nine-month period ended September 30, 2003 and September 30, 2002 on the combined results of operations for the entire period.  Material variances caused by the different basis of accounting have been disclosed where applicable.  The discussion throughout this narrative refers to the consolidated Company unless otherwise noted, as TGT Pipeline has no other assets or operations other than its ownership of Texas Gas, $185 million of outstanding debt and a note receivable from its parent, Holding Corp.

Texas Gas’ operating income was $3.6 million higher for the nine months ended September 30, 2003, than for the nine months ended September 30, 2002.  This increase in operating income was due primarily to lower administrative and general operating expenses partially offset by lower operating revenues.

Texas Gas’ operating revenues were lower in 2003 by $9.1 million primarily attributable to a $10.5 million recognition of revenues associated with the settlement of the general rate case (Docket No., RP00-260) in the third quarter of 2002.  Total deliveries were 480.9 Tbtu and 489.8 Tbtu for the first nine months of 2003 and 2002, respectively.

Texas Gas’ operating costs and expenses decreased $12.7 million primarily attributable to lower operation and maintenance expense due to expiration of transportation contracts on third-party pipelines and $1.8 million of severance costs in 2002 for employee reductions in field operations.  Administrative and general expense decreased mainly due to lower Williams corporate costs which were partially offset by corporate costs allocated from Loews.

Capital Resources And Liquidity

Texas Gas funds its operations and capital requirements with cash flows from operating activities and repayments of funds advanced to TGT Pipeline.  TGT Pipeline advances funds to its parent company, Holding Corp. and TGT Pipeline’s capital requirements are to make interest payments on outstanding debt and advance funds to its parent, Holding Corp.

As a participant in TGT Pipeline’s cash management program, Texas Gas makes advances to TGT Pipeline.  At September 30, 2003, the advances due Texas Gas by TGT Pipeline totaled $103.3 million.  The advances are represented by demand notes.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent.

As a participant in Holding Corp.’s cash management program, TGT Pipeline makes advances to Holding Corp. At September 30, 2003, the advances due TGT Pipeline by Holding Corp. totaled $2.1 million.  The advances are represented by demand notes.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent.

Texas Gas has an effective registration statement on file with the Securities and Exchange Commission.  At September 30, 2003, $100 million of shelf availability remains under this registration statement, which may be used to issue debt securities.  As discussed in Note 3 of the Condensed Notes to Financial Statements, on October 27, 2003, the Company consummated an exchange of New Notes for substantially identical notes, the issuance of which was registered under the Securities Act of 1933.

Prior to May 16, 2003, Texas Gas was a participant in Williams’ cash management program in which Texas Gas made advances to and received advances from an affiliate of Williams.  At December 31, 2002, the advances due Texas Gas by affiliates totaled $63.1 million.  This amount as well as other assets and liabilities retained by Williams were paid as a dividend to Williams prior to the Acquisition.

Capital Expenditures

Texas Gas’ capital expenditures for the nine months of 2003 and 2002 were $10.0 million and $32.0 million, respectively.  Capital expenditures for 2003 are expected to approximate $32.5 million.  Texas Gas expects to fund these capital expenditures through cash flows from its operating activities.

General Rate Issues

As discussed in Note 2 of the Condensed Notes to Financial Statements, in February, 2000, the FERC issued Order No. 637, in which it revised its regulatory framework to improve competition and efficiency across the pipeline grid through new regulations on scheduling equality, segmentation and flexible point rights, and imbalance services, OFOs, and penalties.  Pipelines were directed to conform their tariffs to the new regulations through a series of compliance filings.  Texas Gas submitted its tariff modifications in Docket No. RP00-495, et al.  In May 2002, Texas Gas filed a proposed settlement of all issues related to compliance with Order No. 637.  That settlement has been modified through a series of FERC orders and related compliance filings.

In an order dated May 22, 2003, the FERC accepted most of Texas Gas’ proposed tariff sheets, while ordering minor modifications to others.  That order approved Texas Gas’ new Hourly Overrun Transportation Service, but required Texas Gas to further revise its tariff to eliminate restrictions on the segmentation of capacity outside the primary path, to keep detailed records of segmentation transactions for one year, and to restructure its overrun penalty process.  In response to that order, Texas Gas submitted a compliance filing on June 2, 2003, and also filed for rehearing and clarification of this order.  On October 7, 2003, the FERC issued an order denying the rehearing requests, granting the request for clarification and accepting the June 2, 2003 compliance filing subject to minor modifications stated in the order. Texas Gas must refile the accepted provisions in its currently effective tariff within thirty days of the order. The order also granted Texas Gas an extension of time until November 1, 2004 to complete the necessary computer programming to implement the new segmentation rights approved in this proceeding.  Order No. 637 compliance is not expected to have a material impact on Texas Gas’ financial condition or results of operations.

On April 28, 2000, Texas Gas filed a general rate case (Docket No. RP00-260), which became effective November 1, 2000, subject to refund.  On March 4, 2002, the FERC issued an order approving the settlement and severing the Indicated Shippers from the settlement provisions.  On June 17, 2002, the FERC issued an order denying the Indicated Shippers’ request for rehearing of the March 4, 2002 order.  The settlement became effective 31 days after that order when no party filed any further requests for rehearing.  Thus, the settlement’s prospective rates went into effect on August 1, 2002, and refunds of approximately $37.5 million were made on September 16, 2002.  Texas Gas had provided an adequate reserve for amounts refunded to customers, including interest.   On October 10, 2002, the FERC issued an order approving a settlement with the Indicated Shippers that required no additional refunds.    The settlements obligate Texas Gas to file its next general rate case to be effective no later than November 1, 2005.

Texas Gas submits annual filings to the FERC to adjust its Fuel Retention Percentages, thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates.  On August 30, 2002, Texas Gas submitted its Fuel Tracker Filing (Docket No. RP02-515) reflecting a slight increase in fuel rates for the then upcoming year, the majority of which is due to under-collections during the then most recent winter season.  The FERC responded on October 31, 2002, with an order accepting and suspending the tariff sheets, subject to refund.  The FERC also directed Texas Gas to submit detailed information supporting its request for a rate adjustment within 20 days of the order.  Texas Gas filed its response on November 20, 2002, and followed up with supplemental comments and explanations on December 6, 2002.  In its July 11, 2003 order, the FERC found that Texas Gas had satisfactorily complied with the conditions in the suspension order and concluded that no further proceedings were necessary in this docket.  This order, however, remains subject to rehearing.   On August 30, 2002, Texas Gas submitted its Fuel Tracker Filing (Docket No. RP03-588) reflecting a general decrease in fuel rates for the upcoming year.  On October 24, 2003, the FERC accepted and suspended that filing, subject to any further FERC action on rehearing of the previous year’s filing.

CRITICAL ACCOUNTING POLICIES

See Management’s Narrative Analysis of Results of Operations (MD&A) in Texas Gas’ Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of Texas Gas’ critical accounting policies.  These policies include Regulatory Accounting, Revenue Subject to Refund, Contingent Liabilities, Impairment of Long-Lived Assets and Use of Estimates.

DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this report constitute “forward-looking” statements within the meaning of the federal securities laws.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions.  Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, risks and other factors that could cause future results to be materially different from the results stated or implied in this document.  These factors include, among others;

-

general economic and business conditions in the United States;

-

general industry trends;

-

future demand for natural gas;

-

availability of supplies of natural gas;

-

failure of Texas Gas’ customers to perform their contractual obligations;

-

the existence of regulatory uncertainties with respect to natural gas transportation and storage business

-

developments that impact the FERC proceedings involving Texas Gas, including Texas Gas’ success in sustaining their positions in such proceedings, or the success of interveners in opposing their positions;

-

governmental, statutory regulatory, or administrative developments affecting the Company or the natural gas industry;

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

-

Texas Gas’ ability to replace their rate base as it is depreciated and amortized; and

-

Williams does not fulfill its ongoing obligations to the Company, including its indemnity obligations.

Developments in any of these areas could cause the Company’s results to differ materially from results that have been or may be anticipated or projected by them.  These forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation or undertaking to release publicly or otherwise to notify investors of any updates or revisions to any forward-looking statement contained herein to reflect any change in their expectations with regard to thereto or any change in events, conditions or circumstances on which any statement is based, other than as may be required under the securities laws.

#

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

TGT Pipeline and Texas Gas maintain a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed in reports filed or submitted under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures are designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the management of TGT Pipeline and Texas Gas on a timely basis to allow assessment of required disclosures.

The principal executive officer and principal financial officer of TGT Pipeline and Texas Gas have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures are adequate for their intended purpose.

There was no change in the internal control over financial reporting of TGT Pipeline or Texas Gas identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of TGT Pipeline or Texas Gas.

#

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

The documents listed below are being filed on behalf of TGT Pipeline, LLC and Texas Gas Transmission, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.

Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

Exhibit Designation
	Registrant	Nature of Exhibit

31.1	TGT Pipeline, LLC Texas Gas Transmission, LLC	Certification of H. Dean Jones, II, President, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	TGT Pipeline, LLC Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	TGT Pipeline, LLC Texas Gas Transmission, LLC	Certification of H. Dean Jones, II, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	TGT Pipeline, LLC Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

The following reports on Form 8-K were filed during the quarter ended September 30, 2003.

Date of Report
	Registrant	Item Filed

August 11, 2003	Texas Gas Transmission, LLC	Item 7. Financial Statements and Exhibits: Exhibit 99.1, Press release of TGT Pipeline, LLC, financial data
Item 9. Press release of TGT Pipeline, LLC, unaudited summarized financial data for the period from its inception through June 30, 2003

#

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TGT Pipeline, LLC
Texas Gas Transmission, LLC
Registrants

Dated: November 10, 2003	/s/ Jamie L. Buskill
Jamie L. Buskill
Vice President and Chief Financial Officer

#

EXHIBIT 31.1

I, H. Dean Jones II, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of TGT Pipeline, LLC and Texas Gas Transmission, LLC;

2)

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

4)

The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrants and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrants’ internal control over financial reporting that occurred during the registrants’ most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants’ internal control over financial reporting; and

5)

The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  November 10, 2003

/s/ H. Dean Jones II

 H. Dean Jones II

President

#

EXHIBIT 31.2

I, Jamie L. Buskill, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of TGT Pipeline, LLC and Texas Gas Transmission, LLC;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

4)

The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrants and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrants’ internal control over financial reporting that occurred during the registrants’ most recent fiscal quarter (the registrants’ fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants’ internal control over financial reporting; and

5)

The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal control over financial reporting.

Dated:  November 10, 2003

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

#

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Dean Jones II, President and Principal Executive Officer of Texas Gas and President and Principal Executive Officer of TGT Pipeline, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TGT Pipeline and Texas Gas.

/s/ H. Dean Jones II

H. Dean Jones II

President

(Principal Executive Officer)

TGT Pipeline, LLC

November 10, 2003

/s/ H. Dean Jones II

H. Dean Jones II

President

(Principal Executive Officer)

Texas Gas Transmission, LLC

November 10, 2003

#

 EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jamie L. Buskill, Vice President and Principal Financial Officer of TGT Pipeline and Vice President and Principal Financial Officer of Texas Gas, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Texas Gas and TGT Pipeline.

/s/  Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

 (Principal Financial Officer)

TGT Pipeline, LLC

November 10, 2003

/s/  Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

(Principal Financial Officer)

Texas Gas Transmission, LLC

November 10, 2003

#