Form 10-Q/A
period 2004-03-31
TEXAS GAS TRANSMISSION LLC; TGT PIPELINE LLC
filed 2004-05-03
CIK 97452, 1262943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended March 31, 2004

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

This combined Form 10-Q is separately filed by TGT Pipeline, LLC and Texas Gas Transmission, LLC.  Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

TGT Pipeline, LLC and Texas Gas Transmission, LLC meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

Item 1.  Financial Statements:

Note 1:  Corporate Structure and Basis of Presentation

Note 2:  Commitments and Contingencies

Note 3:  Financing

Note 4.  Related Parties

Note 5.  Employee Benefits

Item 2:  Management’s Narrative Analysis of the Results of Operations

Item 4.  Disclosure Controls And Procedures

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements:

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 37,000	$ 19,171
Receivables:
Trade	27,178	28,070
Other	3,203	6,312
Gas Receivables:
Transportation and exchange	1,242	2,357
Storage	19,121	15,355
Inventories	14,261	13,529
Costs recoverable from customers	3,712	3,729
Income tax receivable	3,315	5,347
Prepaid and other expenses	1,940	4,493
Total current assets	110,972	98,363

Property, Plant and Equipment:
Natural gas transmission plant	559,595	562,930
Other natural gas plant	163,122	158,903
	722,717	721,833

Less—Accumulated depreciation and amortization	24,736	18,312
Property, plant and equipment, net	697,981	703,521

Other Assets:
Goodwill	169,279	169,279
Gas stored underground	100,296	120,045
Deferred income taxes, net, non-current	74,775	88,635
Costs recoverable from customers	36,782	37,158
Advances to affiliates, non-current	6,095	4,334
Other	17,987	17,292
Total other assets	405,214	436,743

Total Assets	$1,214,167	$1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	March 31, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 4,905	$ 7,627
Affiliates	577	473
Other	828	2,335
Gas Payables:
Transportation and exchange	1,446	767
Storage	12,406	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	1,714	575
Accrued taxes other	5,173	5,143
Accrued interest	8,551	5,456
Accrued payroll and employee benefits	14,624	20,381
Accrued fuel tracker	8,098	8,766
Other accrued liabilities	9,786	8,947
Total current liabilities	68,108	108,367

Long –Term Debt	530,912	530,838

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	30,012	30,053
Pension plan costs	1,677	2,327
Provision for asset retirement	28,504	28,002
Other	15,550	15,679
Total other liabilities and deferred credits	75,743	76,061

Member’s Equity:
Paid-in capital	520,910	520,910
Retained earnings	18,494	2,451
Total member’s equity	539,404	523,361
Total Liabilities and Equity	$ 1,214,167	$ 1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

For the Three Months Ended March 31, 2004

Operating Revenues:
Gas transportation	$ 83,815
Gas storage	1,336
Other	522
Total operating revenues	85,673

Operating Costs and Expenses:
Operation and maintenance	9,621
Administrative and general	13,126
Depreciation and amortization	8,316
Taxes other than income taxes	4,082
Total operating costs and expenses	35,145

Operating Income	50,528

Other Deductions (Income):
Interest expense	7,760
Interest income from affiliates	(26)
Miscellaneous other income	(279)
Total other deductions	7,455

Income before income taxes	43,073

Charge-in-lieu of income taxes	17,030

Net Income	$ 26,043

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended March 31, 2004

OPERATING ACTIVITIES:
Net income	$ 26,043
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	8,316
Provision for deferred income taxes	14,999
Changes in operating assets and liabilities:
Receivables	1,350
Inventories	(732)
Affiliates	104
Other current assets	2,570
Accrued income taxes	2,032
Payables and accrued liabilities	(24,225)
Other, including changes in noncurrent assets and liabilities	18,559
Net cash provided by operating activities	49,016

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(2,141)
Advances to affiliates	(1,761)
Net cash used in investing activities	(3,902)

FINANCING ACTIVITIES:
Payment of long-term debt	(17,285)
Dividends paid	(10,000)
Net cash used in financing activities	(27,285)

Increase in cash and cash equivalents	17,829

Cash and cash equivalents at beginning of period	19,171

Cash and cash equivalents at end of period	$ 37,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 4,297
Income taxes, net	$ -

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 37,000	$ 19,171
Receivables:
Trade	27,178	28,070
Other	3,203	6,312
Gas Receivables:
Transportation and exchange	1,242	2,357
Storage	19,121	15,355
Inventories	14,261	13,529
Costs recoverable from customers	3,712	3,729
Income tax receivable	-	2,109
Prepaid and other expenses	1,940	4,493
Total current assets	107,657	95,125

Property, Plant and Equipment:
Natural gas transmission plant	559,595	562,930
Other natural gas plant	163,122	158,903
	722,717	721,833
Less—Accumulated depreciation and amortization	24,736	18,312
Property, plant and equipment, net	697,981	703,521

Other Assets:
Goodwill	169,279	169,279
Gas stored underground	100,296	120,045
Advances to affiliates, non-current	118,878	116,512
Deferred income taxes, net, non-current	75,059	88,919
Costs recoverable from customers	36,782	37,158
Other	16,971	16,258
Total other assets	517,265	548,171

Total Assets	$ 1,322,903	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENT OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	March 31, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 4,905	$ 7,627
Affiliates	577	473
Other	828	2,335
Gas Payables:
Transportation and exchange	1,446	767
Storage	12,406	30,620
Long-term debt due within one year	-	17,277
Accrued income taxes	1,133	-
Deferred income taxes	1,714	575
Accrued taxes other	5,173	5,143
Accrued interest	5,344	4,654
Accrued payroll and employee benefits	14,624	20,381
Accrued fuel tracker	8,098	8,766
Other accrued liabilities	9,786	8,947
Total current liabilities	66,034	107,565

Long –Term Debt	347,672	347,629

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	30,012	30,053
Pension plan costs	1,677	2,327
Provision for asset retirement	28,504	28,002
Other	15,550	15,679
Total other liabilities and deferred credits	75,743	76,061

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	29,706	11,814
Total member’s equity	833,454	815,562

Total Liabilities and Equity	$ 1,322,903	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition	Pre-Acquisition
	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Operating Revenues:
Gas transportation	$ 83,815	$ 82,889
Gas storage	1,336	557
Other	522	695
Total operating revenues	85,673	84,141

Operating Costs and Expenses:
Operation and maintenance	9,621	10,453
Administrative and general	13,126	7,787
Depreciation and amortization	8,316	10,711
Taxes other than income taxes	4,082	3,884
Total operating costs and expenses	35,145	32,835

Operating Income	50,528	51,306

Other (Income) Deductions:
Interest expense	5,306	4,882
Interest income from affiliates	(631)	(1,168)
Gain on sale of equipment	-	(30)
Miscellaneous other income, net	(279)	(478)
Total other deductions	4,396	3,206

Income before income taxes	46,132	48,100

Provision for income taxes	-	19,090
Charge-in-lieu of income taxes	18,240	-
Net Income	$ 27,892	$ 29,010

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

 CONDENSED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

	Post-Acquisition	Pre-Acquisition
	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

OPERATING ACTIVITIES:
Net income	$ 27,892	$ 29,010
Adjustments to reconcile to cash provided from
(used in) operations:
Depreciation and amortization	8,316	10,711
Provision for deferred income taxes	14,999	7,077
Gain on sale of equipment	-	(30)
Changes in operating assets and liabilities:
Receivables	1,350	(17,747)
Inventories	(732)	124
Affiliates	104	2,880
Other current assets	2,570	3,757
Accrued income taxes due affiliate	-	2,460
Accrued income taxes	3,242	-
Payables and accrued liabilities	(26,630)	(22,916)
Other, including changes in noncurrent assets and liabilities	18,510	30,256
Net cash provided by operating activities	49,621	45,582
INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(2,141)	(685)
Advances to affiliates, net	(2,366)	(45,012)
Net cash used in investing activities	(4,507)	(45,697)
FINANCING ACTIVITIES:
Payment of long-term debt	(17,285)	-
Dividends paid	(10,000)	-
Net cash used in financing activities	(27,285)	-
Increase (decrease) in cash and cash equivalents	17,829	(115)
Cash and cash equivalents at beginning of period	19,171	277
Cash and cash equivalents at end of period	$ 37,000	$ 162
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 4,297	$ 3,463
Income taxes refund, net	$ -	$ (530)
The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Corporate Structure and Basis of Presentation

Texas Gas Transmission, LLC is a wholly-owned subsidiary of TGT Pipeline, LLC (TGT Pipeline). TGT Pipeline is a wholly-owned subsidiary of TGT Pipeline Holding Corporation (Holding Corp.), which is wholly-owned by Loews Corporation (Loews).  TGT Pipeline was formed in April 2003, to acquire (Acquisition) all of the outstanding capital stock of Texas Gas Transmission Corporation from a subsidiary of The Williams Companies, Inc. (Williams). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC (Texas Gas). TGT Pipeline has no assets, liabilities or operations other than its ownership of Texas Gas, $185 million of outstanding debt, as discussed in Note 3, and a note receivable from its parent, Holding Corp., as discussed in Note 4.  Texas Gas is the owner and operator of the pipeline system and related assets.

The discussion throughout these notes refers to TGT Pipeline and its consolidated wholly-owned subsidiary, Texas Gas (we/our/us), unless otherwise noted. The condensed consolidated TGT Pipeline financial statements include the accounts of TGT Pipeline and Texas Gas, after elimination of inter-company transactions. Our financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed financial statements of TGT Pipeline and Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions on Form 10-Q and Regulation S-X.  As a result of the change in control of Texas Gas, the financial statements of Texas Gas presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Texas Gas Statements of Operations and Cash Flows for the three months ended March 31 have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.  In Management’s opinion, our interim financial statements reflect all adjustments necessary to present fairly the results of operations for the periods presented.

The accompanying pre-Acquisition financial statements reflect a purchase price allocation associated with the acquisition of Texas Gas by Williams in 1995.  The accompanying post-Acquisition financial statements reflect the pushdown of 100% of the purchase price resulting from the Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP.  As Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, our historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill.  The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs.  As of March 31, 2004, we had $169.3 million of goodwill recorded as an asset on our balance sheet.  Texas Gas may make further adjustments to the purchase price allocation pending resolution of certain revenue refund issues, as well as certain revisions to the tax basis of assets and liabilities assumed in the Acquisition.

The Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, we will have tax basis in our net assets approximately equal to the Acquisition price.   In connection with the terms of this election, temporary differences that existed prior to the Acquisition no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.  Therefore, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated.  As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The condensed financial statements contained herein reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the ratemaking allowed for such costs.

The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of the beginning of the period presented.  The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the preliminary allocation of the Acquisition purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of post-Acquisition debt by Texas Gas, and the application of a portion of the proceeds of such debt to prepay $132.7 million principal amount of Texas Gas’ existing notes.  Since TGT Pipeline had no activity prior to the Acquisition, there are no pro forma amounts to be presented.

For the Three Months ended March 31, 2003
Operating revenue	$ 84,141
Income before charge-in-lieu of taxes	50,639
Net income	30,555

Results of operations for the first quarter of each of the years reported herein are not necessarily indicative of results of operations for that entire year.  Based on the current rate structure and higher throughput, we typically experience higher operating income in the first and fourth quarters as compared to the second and third quarters.  Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

As part of the allocation of the purchase price of the Acquisition, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.  The annual impairment test is performed on December 31.   In accordance with SFAS No. 142, we have not amortized goodwill and there have been no impairments recorded in 2004.

Depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage).  Therefore, we accrue estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, we have collected a certain amount in rates representing estimated net costs of removal, which do not represent legal removal obligations.  We have classified such amounts in the accompanying condensed statement of financial position as Provision for Asset Retirement.

SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  In applying SFAS No. 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods.

We monitor the regulatory and competitive environment in which we operate to determine whether our regulatory assets continue to remain probable for recovery.  If we determine that all or a portion of our regulatory assets no longer meet the criteria for continued application of SFAS No. 71, we write off that portion deemed unrecoverable, net of any regulatory liabilities deemed no longer appropriate.  Texas Gas has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs.   None of our regulatory assets as of March 31, 2004, and December 31, 2003, were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas balance sheet as of March 31, 2004 and December 31, 2003, are summarized as follows (shown in thousands):

	March 31, 2004	December 31, 2003
Regulatory Assets:
Unamortized debt expense and premium on reacquired debt	$ 15,439	$ 15,708
Income tax	6,210	6,129
Post retirement benefits other than pension	34,438	34,892
Gas supply realignment costs	(154)	(152)
Total regulatory assets	$ 55,933	$ 56,577

Regulatory Liabilities:	March 31, 2004	December 31, 2003
Pension plan costs	$ 1,677	$ 2,327
Fuel tracker	4,598	5,266
System management/cashout tracker	5,430	5,424
Provision for asset retirement	28,504	28,002
Unamortized discount on long-term debt	(4,088)	(4,170)
Total regulatory liabilities	$ 36,121	$ 36,849

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets and liabilities as defined by SFAS No. 71, they are a critical component of our embedded cost of debt financing utilized in our rate proceedings.   Certain amounts in the table are reflected as negative, or a reduction, to be consistent with the manner in which we record these items in our regulatory books of account.  For the periods ended March 31, 2004, and December 31, 2003, negative salvage amounts have been reclassified from accumulated depreciation to appropriately reflect such balances as a regulatory liability in accordance with GAAP.

As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The accompanying condensed financial statements reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the ratemaking allowed for such costs.   We include an appropriate allowance for income taxes in cost of service and derivation of tariff rates and, accordingly, design our rates to recover such costs.  The effective tax rate for the period subsequent to the Acquisition, represented by our Charge-In-Lieu of Income Taxes, is substantially equal to the statutory rate. The effective tax rate for the period prior to the Acquisition was slightly higher than the statutory rate.  Deferred income tax is computed using the liability method and is provided on all temporary differences between the book basis and the tax basis of our assets and liabilities.

Note 2:  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

FERC Order No. 637

On February 9, 2000, the FERC issued a Final Rule, Order No. 637, in which the FERC adopted certain policies that it found necessary to adjust its regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy would be considered after further study and evaluation of the evolving marketplace.  Texas Gas submitted an Order No. 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions.  Since that initial compliance filing, a technical conference, several FERC orders, rehearing requests, and compliance filings relating to Texas Gas’ Order No. 637 compliance have occurred; all of which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2003.  Texas Gas currently awaits the FERC’s final action in this docket. Order No. 637 compliance is not expected to have a material impact on Texas Gas’ financial condition or results of operations.

FERC Order No. 2004 (Docket No. RM01-10)

On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rule defined transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities. The NOPR proposed standards to regulate the conduct of transmission providers with their energy affiliates.  The proposed rule defined energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  On November 25, 2003, the FERC issued its Final Rule in this matter (Order No. 2004,) “Standards of Conduct for Transmission Providers.”  As required by the rule, on February 9, 2004, Texas Gas filed with the Commission and posted on its Internet website its plans for compliance with Order No. 2004 stating that it would seek an exemption from the requirements of Order No. 2004 as Texas Gas has no sales function and no energy or marketing affiliates.  Texas Gas filed its request for exemption in Docket No. TS04-253 on March 5, 2004. On April 16, 2004, the Commission issued an order postponing implementation of the rule until September 1, 2004.  If not exempted from the rule, Texas Gas must comply with the standard of conduct by that date.  Even if Texas Gas is denied an exemption by the Commission, this order is expected to have minimal impact on Texas Gas.

Rate Schedule GaS

On February 6, 2004, Texas Gas submitted a tariff filing (Docket No, RP04-161) to cancel its Rate Schedule GaS, thereby clarifying that it does not own or operate a sales operating unit, and therefore is not engaged in the marketing, sale, or brokering of natural gas. There were no remaining effective contracts under Rate Schedule GaS. The filing established Texas Gas as a pure transporter of natural gas, which helps guide our future compliance efforts in response to the Commission’s Standards of Conduct for Transmission Providers, as issued in Order No. 2004. The Commission issued a letter order on March 26, 2004, approving Texas Gas’ filing to cancel its Rate Schedule GaS.

Sales and Use Taxes

On June 1, 2003, the Commonwealth of Kentucky placed into effect a law requiring natural gas pipelines to collect sales and use tax on service charges for the distribution, transmission, or transportation of natural gas for use in Kentucky (excluding residential customers). On July 3, 2003, Texas Gas filed a proposed tariff sheet (Docket No. RP03-544) amending the General Terms and Conditions of its FERC Gas Tariff to provide for the collection of taxes, levies, or other charges imposed on Texas Gas’ customers for remittance to the respective regulatory agencies or taxing authorities. The Commission approved the proposed tariff provision in a letter order issued July 31, 2003, without reference to any subsequently filed protests. After each of two subsequent requests for rehearing by the same Texas Gas customer, the Commission denied such requests for rehearing. The last of the two Commission orders denying the customer’s rehearing request was issued March 5, 2004.

Annual Fuel Filings

Texas Gas makes annual filings to the Commission to adjust its Fuel Retention Percentages (Fuel Tracker Filings), thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates.  On August 30, 2002, Texas Gas made its 2002 Fuel Tracker Filing (Docket No. RP02-515) reflecting a slight increase in fuel rates for the annual period ending October 31, 2003, and on August 30, 2003, Texas Gas made its 2003 Fuel Tracker Filing (Docket No. RP03-588) reflecting a general decrease in fuel rates for the annual period ending October 31, 2004. In separate actions the Commission issued orders accepting and suspending the tariff sheets, subject to refund, in both Fuel Tracker Filings. However, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, in both cases a Texas Gas customer filed for rehearing of the Commission orders. On March 4, 2004, the Commission issued “Order on Rehearing” in Docket No. RP05-215, in which it denied both the customer’s request for rehearing and its request for a technical conference. Texas Gas awaits final agency action in Docket No. RP03-588.

Employee Relations

The International Chemical Workers Union Council of the United Food and Commercial Workers International Union, Local 187C, represents 116 of our 375 field employees.  Our previous collective bargaining agreement with Local 187C expired on April 30, 2004.  A new contract that will expire April 30, 2007, was signed on April 12, 2004 with no major changes.

Summary of Commitments and Contingencies

The circumstances set forth in Note 3 to the financial statements included in our Form 10-K for the year ended December 31, 2003, appropriately represent the current status of our legal proceedings.  While no assurances may be given, we do not believe that the ultimate resolution of the foregoing matters taken as a whole, and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a materially adverse effect on our future financial position, results of operations or cash flow requirements.

Note 3:  Financing

At March 31, 2004 and December 31, 2003, long-term debt issues were outstanding as follows (expressed in thousands):

TGT Pipeline Consolidated
	As of March 31, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
5.200% due 2018	185,000	185,000
4.600% due 2015	250,000	250,000
	535,000	552,285
Unamortized debt discount	(4,088)	(4,162)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 530,912	$ 530,838

Texas Gas
	As of March 31, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
4.600% due 2015	250,000	250,000
	350,000	367,285
Unamortized debt discount	(2,328)	(2,371)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 347,672	$ 347,629

In March 2004, Texas Gas repaid the remaining $17.3 million principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our financing.

Our debentures and notes have restrictive covenants which provide that, with certain exceptions, neither TGT Pipeline nor Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  TGT Pipeline relies on distributions and advances from Texas Gas to fulfill its debt obligations.  All our obligations are unsecured.  For a detailed discussion of our Financing, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 4.  Related Parties

TGT Pipeline and Texas Gas are each party to a Services Agreement under which Loews provides such entities with certain financial, tax, technology and other corporate services as needed.  In exchange for such services, TGT Pipeline and Texas Gas reimburse Loews for their direct costs, including direct payroll and benefit costs of Loews employees providing the services, and an allocation of certain other indirect costs of Loews such as corporate overhead.  The cost for the three months ended March 31, 2004, was $1.5 million.

Texas Gas makes advances to TGT Pipeline.  At March 31, 2004, the advances due Texas Gas by TGT Pipeline totaled $118.9 million, which is recorded as Advances to Affiliates on Texas Gas’ Condensed Statement of Financial Position.  TGT Pipeline makes advances to Holding Corp.  At March 31, 2004, the advances due TGT Pipeline by Holding Corp. totaled $6.1 million, which is recorded as Advances to Affiliates on TGT Pipeline’s Condensed Statement of Financial Position.

Note 5.  Employee Benefits

Texas Gas’ components of Net Periodic Benefit Cost (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004
Service Cost	$ 900	$ 926	$ 576
Interest Cost	1,425	1,367	1,608
Expected return on plan assets	(1,625)	(1,866)	(1,313)
Amortization of prior service cost	-	(120)	-
Regulatory accrual	(650)	(307)	454
Estimated net periodic benefit cost	$ -	$ -	$ 1,325

Texas Gas previously disclosed in its financial statements for the year ended December 31, 2003, that, due to its fully-funded status, it did not anticipate contributing to its pension plan in 2004.  As of March 31, 2004, no contributions have been made.  Prior to the Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was part of a multi-employer plan under Williams; however, for regulatory purposes Texas Gas’ liabilities and plan assets were accounted for separately.  After the Acquisition, Texas Gas’ Postretirement Benefits Other than Pension was segregated from Williams and is no longer considered a multi-employer plan.

Item 2:  Management’s Narrative Analysis of the Results of Operations

Texas Gas Transmission, LLC is a wholly-owned subsidiary of TGT Pipeline, LLC (TGT Pipeline). TGT Pipeline is a wholly-owned subsidiary of TGT Pipeline Holding Corporation (Holding Corp.), which is wholly-owned by Loews Corporation (Loews).  TGT Pipeline was formed in April 2003, to acquire all of the outstanding capital stock of Texas Gas Transmission Corporation from a subsidiary of The Williams Companies, Inc. (Williams) (Acquisition). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC (Texas Gas). TGT Pipeline has no assets, liabilities or operations other than its ownership of Texas Gas, $185 million outstanding debt and a note receivable from its parent, Holding Corp.  Texas Gas is the owner and operator of the pipeline system and related assets.

RESULTS OF OPERATIONS

Management has based its narrative analysis of our results of operations for the three-month period ended March 31, 2004 and March 31, 2003 on the combined results of operations for the entire period.  Material variances caused by the different bases of accounting have been disclosed where applicable.  The discussion throughout this narrative refers to TGT Pipeline and its consolidated wholly-owned subsidiary, Texas Gas (we/our/us), unless otherwise noted. The condensed consolidated TGT Pipeline financial statements include the accounts of TGT Pipeline and Texas Gas, after elimination of inter-company transactions.

Texas Gas’ operating revenues increase in 2004 by $1.5 million is primarily attributable to:

•

$1.8 million increase in certain tariff services revenues due to favorable market conditions,

•

$0.8 million increase in storage services, and

•

$0.6 million increase in our interruptible transportation service due to an increase in power plant load.

The increase was partially offset by a decrease in total deliveries resulting primarily from a 10% warmer quarter in our direct-serve markets for the first quarter of 2004 compared to the first quarter of 2003.  Total deliveries were 197.6 trillion British thermal units (Tbtu) and 214.6 Tbtu for the first quarter of 2004 and 2003, respectively.

Texas Gas’ operating costs and expenses increase in 2004 by $2.3 million is primarily attributable to:

•

Certain accrual adjustments in 2003 benefiting net income of approximately $4.1 million that were not recurring in 2004

•

$0.8 million higher premiums for property and liability insurance, and

•

$0.2 increase in taxes, other than income taxes

The increase was partially offset by:

•

$2.4 million lower depreciation in 2004 primarily from the reduction in depreciation due to the recent purchase price allocation and

•

$1.2 million in lower cost of gas transportation expenses primarily due to the expiration of transportation contracts on third party pipelines.

Texas Gas’ net income decreased by $1.1 million due to the reasons discussed above, as well as $0.5 million in higher interest costs resulting from an increase in debt, and $0.5 million in lower interest income due to lower investment balances and reduced yields.  The decrease was partially offset by $0.9 million in lower tax expense due to lower pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Texas Gas funds its operations and capital requirements with cash flows from operating activities and repayments of funds advanced to TGT Pipeline, if necessary.  TGT Pipeline’s only material capital requirement is to make interest payments on outstanding debt.

Texas Gas makes advances to TGT Pipeline.  At March 31, 2004, the advances due Texas Gas by TGT Pipeline totaled $118.9 million.  The advances are represented by demand notes but are classified as noncurrent since Texas Gas does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

TGT Pipeline makes advances to Holding Corp.  At March 31, 2004, the advances due TGT Pipeline by Holding Corp. totaled $6.1 million.  The advances are represented by demand notes but are classified as noncurrent since TGT Pipeline does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

In March 2004, Texas Gas repaid the remaining $17.3 million outstanding principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our capital resources and liquidity.

Capital Expenditures

Texas Gas’ capital expenditures for the first three months of 2004 and 2003 were $2.1 million and $0.7 million, respectively.  Capital expenditures for 2004 are expected to approximate $45.4 million.  Texas Gas expects to fund these capital expenditures through cash flows from its operating activities.

CRITICAL ACCOUNTING POLICIES

See Management’s Narrative Analysis of Results of Operations (MD&A) in our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies.  These policies include Regulatory Accounting, Revenue Subject to Refund, Contingent Liabilities, Impairment of Long-Lived Assets and Use of Estimates.

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

PART II – OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

a)

The documents listed below are being filed on behalf of TGT Pipeline, LLC and Texas Gas Transmission, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.    Copies of the instruments below have been included herewith.

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

b)

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TGT Pipeline, LLC
Texas Gas Transmission, LLC
Registrants

Dated: April 29, 2004	/s/ Jamie L. Buskill	Vice President and
	Jamie L. Buskill	Chief Financial Officer

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

3)

Based on my knowledge, the condensed financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

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

Dated:  April 29, 2004

/s/ H. Dean Jones II

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

3)

Based on my knowledge, the condensed financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

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

Dated:  April 29, 2004

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Dean Jones II, President and Principal Executive Officer of Texas Gas and President and Principal Executive Officer of TGT Pipeline, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TGT Pipeline and Texas Gas.

/s/ H. Dean Jones II

H. Dean Jones II

President (Principal Executive Officer)

TGT Pipeline, LLC

Texas Gas Transmission, LLC

April 29, 2004

 EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jamie L. Buskill, Vice President and Principal Financial Officer of TGT Pipeline and Vice President and Principal Financial Officer of Texas Gas, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Texas Gas Transmission, LLC

April 29, 2004