Form 10-Q
period 2004-06-30
TEXAS GAS TRANSMISSION LLC; TGT PIPELINE LLC
filed 2004-07-30
CIK 97452, 1262943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

FORM 10-Q

FOR THE PERIODS ENDED

JUNE 30, 2004

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Note 1:  Corporate Structure and Basis of Presentation

Note 2:  Commitments and Contingencies

Note 3:  Financing

Note 4.  Related Parties

Note 5.  Employee Benefits

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements:

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	June 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 35,365	$ 19,171
Receivables:
Trade	14,703	28,070
Other	943	6,312
Gas Receivables:
Transportation and exchange	1,221	2,357
Storage	14,677	15,355
Inventories	14,405	13,529
Costs recoverable from customers	3,712	3,729
Income tax receivable	2,975	5,347
Prepaid and other expenses	4,309	4,493
Total current assets	92,310	98,363

Property, Plant and Equipment:
Natural gas transmission plant	562,957	562,930
Other natural gas plant	163,943	158,903
	726,900	721,833

Less—Accumulated depreciation and amortization	31,983	18,312
Property, plant and equipment, net	694,917	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	119,415	120,045
Deferred income taxes, net, non-current	69,972	88,635
Costs recoverable from customers	36,057	37,158
Advances to affiliates, non-current	7,840	4,334
Other	17,426	17,292
Total other assets	414,184	436,743

Total Assets	$1,201,411	$1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	June 30, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 3,078	$ 7,627
Affiliates	428	473
Other	80	2,335
Gas Payables:
Transportation and exchange	1,023	767
Storage	28,003	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	1,416	575
Accrued taxes other	7,422	5,143
Accrued interest	5,082	5,456
Accrued payroll and employee benefits	16,889	20,381
Accrued fuel tracker	3,196	8,766
Other accrued liabilities	8,407	8,947
Total current liabilities	75,024	108,367

Long –Term Debt	530,987	530,838

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	29,132	30,053
Pension plan costs	1,027	2,327
Provision for asset retirement	29,011	28,002
Other	11,842	15,679
Total other liabilities and deferred credits	71,012	76,061

Member’s Equity:
Paid-in capital	520,910	520,910
Retained earnings	3,478	2,451
Total member’s equity	524,388	523,361
Total Liabilities and Equity	$ 1,201,411	$ 1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

	For the Three Months Ended June 30, 2004	For the Period from Inception through June 30, 2003
Operating Revenues:
Gas transportation	$ 49,554	$ 22,300
Gas storage	1,253	315
Other	1,118	352
Total operating revenues	51,925	22,967

Operating Costs and Expenses:
Operation and maintenance	10,472	4,144
Administrative and general	13,173	5,317
Depreciation and amortization	8,415	3,987
Taxes other than income taxes	4,248	2,388
Total operating costs and expenses	36,308	15,836

Operating Income	15,617	7,131

Other Deductions (Income):
Interest expense	7,417	3,769
Interest income from affiliates	(35)	-
Miscellaneous other income	(207)	(110)
Total other deductions	7,175	3,659

Income before income taxes	8,442	3,472

Charge-in-lieu of income taxes	3,458	1,340

Net Income	$ 4,984	$ 2,132

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

	For the Six Months Ended June 30, 2004	For the Period from Inception through June 30, 2003
Operating Revenues:
Gas transportation	$ 133,369	$ 22,300
Gas storage	2,589	315
Other	1,640	352
Total operating revenues	137,598	22,967

Operating Costs and Expenses:
Operation and maintenance	20,093	4,144
Administrative and general	26,299	5,317
Depreciation and amortization	16,731	3,987
Taxes other than income taxes	8,330	2,388
Total operating costs and expenses	71,453	15,836

Operating Income	66,145	7,131

Other Deductions (Income):
Interest expense	15,177	3,769
Interest income from affiliates	(61)	-
Miscellaneous other income	(486)	(110)
Total other deductions	14,630	3,659

Income before income taxes	51,515	3,472

Charge-in-lieu of income taxes	20,488	1,340

Net Income	$ 31,027	$ 2,132

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Six Months Ended June 30, 2004	For the Period from Inception through June 30, 2003
OPERATING ACTIVITIES:
Net income	$ 31,027	$ 2,132
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	16,731	3,987
Provision for deferred income taxes	23,830	-
Changes in operating assets and liabilities:
Receivables	20,550	15,369
Inventories	(876)	(108)
Affiliates	(45)	5,905
Other current assets	3,701	(3,649)
Accrued income taxes	(3,339)	1,339
Payables and accrued liabilities	(16,862)	15,154
Other, including changes in noncurrent assets and liabilities	(721)	(13,559)
Net cash provided by operating activities	73,996	26,570

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(6,958)	(2,239)
Proceeds from sales and salvage values, net of costs of removal	(53)	3,403
Advances to affiliates	(3,506)	-
Investment in Texas Gas Transmission, LLC	-	(802,813)
Net cash used in investing activities	(10,517)	(801,649)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	431,918
Payment of long-term debt	(17,285)	(132,715)
Dividends paid	(30,000)	-
Capital contribution from parent company	-	514,544
Net cash used in financing activities	(47,285)	813,747

Increase in cash and cash equivalents	16,194	38,668

Cash and cash equivalents at beginning of period	19,171	-

Cash and cash equivalents at end of period	$ 35,365	$ 38,668

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	June 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 35,365	$ 19,171
Receivables:
Trade	14,703	28,070
Other	943	6,312
Gas Receivables:
Transportation and exchange	1,221	2,357
Storage	14,677	15,355
Inventories	14,405	13,529
Costs recoverable from customers	3,712	3,729
Income tax receivable	553	2,109
Prepaid and other expenses	4,309	4,493
Total current assets	89,888	95,125

Property, Plant and Equipment:
Natural gas transmission plant	562,957	562,930
Other natural gas plant	163,943	158,903
	726,900	721,833
Less—Accumulated depreciation and amortization	31,983	18,312
Property, plant and equipment, net	694,917	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	119,415	120,045
Advances to affiliates, non-current	118,979	116,512
Deferred income taxes, net, non-current	74,090	88,919
Costs recoverable from customers	36,057	37,158
Other	16,428	16,258
Total other assets	528,443	548,171

Total Assets	$ 1,313,248	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	June 30, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 3,078	$ 7,627
Affiliates	428	473
Other	80	2,335
Gas Payables:
Transportation and exchange	1,023	767
Storage	28,003	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	1,416	575
Accrued taxes other	7,422	5,143
Accrued interest	4,281	4,654
Accrued payroll and employee benefits	16,889	20,381
Accrued fuel tracker	3,196	8,766
Other accrued liabilities	8,407	8,947
Total current liabilities	74,223	107,565

Long –Term Debt	347,716	347,629

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	29,132	30,053
Pension plan costs	1,027	2,327
Provision for asset retirement	29,011	28,002
Other	11,842	15,679
Total other liabilities and deferred credits	71,012	76,061

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	16,549	11,814
Total member’s equity	820,297	815,562

Total Liabilities and Equity	$ 1,313,248	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition		Pre-Acquisition
	For the Three Months Ended June 30, 2004	For the Period May 17, 2003 to June 30, 2003	For the Period April 1, 2003 to May 16, 2003

Operating Revenues:
Gas transportation	$ 49,554	$ 22,300	$ 28,733
Gas storage	1,253	315	257
Other	1,118	352	316
Total operating revenues	51,925	22,967	29,306

Operating Costs and Expenses:
Operation and maintenance	10,472	4,144	5,644
Administrative and general	13,166	5,311	5,855
Depreciation and amortization	8,415	3,987	5,381
Taxes other than income taxes	4,248	2,388	2,193
Total operating costs and expenses	36,301	15,830	19,073

Operating Income	15,624	7,137	10,233

Other (Income) Deductions:
Interest expense	4,963	2,845	2,510
Interest income from affiliates	(639)	(417)	(797)
Miscellaneous other income, net	(207)	(110)	(241)
Total other deductions	4,117	2,318	1,472

Income before income taxes	11,507	4,819	8,761

Provision for income taxes	-	-	3,297
Charge-in-lieu of income taxes	4,664	1,879	-
Net Income	$ 6,843	$ 2,940	$ 5,464

The accompanying notes are an integral part of these financial statements

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition		Pre-Acquisition
	For the Six Months Ended June 30, 2004	For the Period May 17, 2003 to June 30, 2003	For the Period January 1, 2003 to May 16, 2003

Operating Revenues:
Gas transportation	$ 133,369	$ 22,300	$ 111,622
Gas storage	2,589	315	814
Other	1,640	352	1,011
Total operating revenues	137,598	22,967	113,447

Operating Costs and Expenses:
Operation and maintenance	20,093	4,144	16,097
Administrative and general	26,292	5,311	13,642
Depreciation and amortization	16,731	3,987	16,092
Taxes other than income taxes	8,330	2,388	6,077
Total operating costs and expenses	71,446	15,830	51,908

Operating Income	66,152	7,137	61,539

Other (Income) Deductions:
Interest expense	10,269	2,845	7,392
Interest income from affiliates	(1,270)	(417)	(1,965)
Gain on sale of equipment	-	-	(30)
Miscellaneous other income	(486)	(110)	(719)
Total other deductions	8,513	2,318	4,678

Income before income taxes	57,639	4,819	56,861

Provision for income taxes	-	-	22,387
Charge-in-lieu of income taxes	22,904	1,879	-

Net Income	$ 34,735	$ 2,940	$ 34,474

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

 CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

	Post-Acquisition		Pre-Acquisition
	For the Six Months Ended June 30, 2004	For the period May 17, 2003 to June 30, 2003	For the Period January 1, 2003 to May 16, 2003

OPERATING ACTIVITIES:
Net income	$ 34,735	$ 2,940	$ 34,474
Adjustments to reconcile to cash provided from (used in) operations:

Depreciation and amortization	16,731	3,987	16,092
Provision for deferred income taxes	24,115	-	-
Gain on sale of equipment	-	-	(30)
Changes in operating assets and liabilities:
Receivables	20,550	6,505	(13,450)
Inventories	(876)	(108)	(22)
Affiliates	(45)	405	14,532
Other current assets	3,701	(3,649)	5,212
Accrued income taxes due affiliate	-	-	(5,813)
Accrued charge-in-lieu of income taxes	(1,209)	1,879	-
Payables and accrued liabilities	(16,861)	15,549	(40,462)
Other, including changes in noncurrent assets and liabilities
	(819)	(12,280)	27,197
Net cash provided by operating activities	80,022	15,228	37,730

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(6,958)	(2,239)	(222)
Proceeds from sales and salvage values, net of costs of removal	(53)	3,403	179
Advances to affiliates, net	(9,532)	(93,058)	(37,964)
Net cash used in investing activities	(16,543)	(91,894)	(38,007)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	248,049	-
Payment of long-term debt	(17,285)	(132,715)	-
Dividends	(30,000)	-	-
Net cash used in (provided by) financing activities	(47,285)	115,334	-

Increase (decrease) in cash and cash equivalents	16,194	38,668	(277)
Cash and cash equivalents at beginning of period	19,171	-	277
Cash and cash equivalents at end of period	$ 35,365	$ 38,668	$ -

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Corporate Structure and Basis of Presentation

Texas Gas Transmission, LLC is a wholly-owned subsidiary of TGT Pipeline, LLC (TGT Pipeline). TGT Pipeline is a wholly-owned subsidiary of TGT Pipeline Holding Corp. (Holding Corp.), which is wholly-owned by Loews Corporation (Loews).  TGT Pipeline was formed in April 2003, with an initial capitalization on May 16, 2003 (Inception), to acquire (Acquisition) all of the outstanding capital stock of Texas Gas Transmission Corporation from a subsidiary of The Williams Companies, Inc. (Williams). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC (Texas Gas). TGT Pipeline has no assets, liabilities or operations other than its ownership of Texas Gas, $185 million of outstanding debt, as discussed in Note 3, and a note receivable from its parent, Holding Corp., as discussed in Note 4.  Texas Gas is the owner and operator of the pipeline system and related assets.

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

The accompanying unaudited condensed financial statements of TGT Pipeline and Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions on Form 10-Q and Regulation S-X.  As a result of the change in control of Texas Gas, the financial statements of Texas Gas presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Texas Gas Statements of Operations and Cash Flows for the six months ended June 30 have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.  In management’s opinion, our interim financial statements reflect all adjustments necessary to present fairly the results of operations for the periods presented.

The accompanying pre-Acquisition financial statements reflect a purchase price allocation associated with the acquisition of Texas Gas by Williams in 1995.  The accompanying post-Acquisition financial statements reflect the pushdown of 100% of the purchase price resulting from the Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP.  As Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, our historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill.  The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs.  During 2004, adjustments were made to finalize the estimated allocation that decreased goodwill by approximately $5.8 million and reduced other liabilities related to the resolution of certain revenue refund issues.  As of June 30, 2004, we had $163.5 million of goodwill recorded as an asset on our balance sheet.  Changes to our estimates after May 2004, other than those related to the tax basis of our assets and liabilities, will be recorded in results of operations.

The Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, we will have tax basis in our net assets approximately equal to the Acquisition price.   In connection with the terms of this election, temporary differences that existed prior to the Acquisition no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.  Therefore, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated.  As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The condensed financial statements contained herein reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the federal and state income tax liabilities incurred by the company.  For federal and state income taxation, the company is subject to tax as a division of its parent corporation, Holding Corp.

Results of operations for the first six months of each of the years reported herein are not necessarily indicative of results of operations for that entire year.  Based on the current rate structure, we typically experience higher operating income in the first and fourth quarters as compared to the second and third quarters.  Certain reclassifications may have been made in the 2003 financial statements to conform to the 2004 presentation.

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

Depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage).  Therefore, we accrue estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, we have collected a certain amount in rates representing estimated net costs of removal, which do not represent legal removal obligations.  We have classified such amounts in the accompanying condensed statements of financial position as Provision for Asset Retirement.

SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” requires that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  In applying SFAS No. 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods.

We monitor the regulatory and competitive environment in which we operate to determine whether our regulatory assets continue to remain probable for recovery.  If we determine that all or a portion of our regulatory assets no longer meet the criteria for continued application of SFAS No. 71, we write off that portion deemed unrecoverable, net of any regulatory liabilities deemed no longer appropriate.  Texas Gas has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs.   None of our regulatory assets as of June 30, 2004, and December 31, 2003, were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas balance sheet as of June 30, 2004 and December 31, 2003, are summarized as follows (shown in thousands):

	June 30, 2004	December 31, 2003
Regulatory Assets:
Unamortized debt expense and premium on reacquired debt	$ 14,201	$ 14,674
Income tax	6,338	6,129
Post retirement benefits other than pension	33,587	34,892
Gas supply realignment costs	(157)	(152)
Total regulatory assets	$ 53,969	$ 55,543
Regulatory Liabilities:
Pension plan costs	$ 1,027	$ 2,327
Fuel tracker	3,196	5,266
System management/cashout tracker	276	5,424
Provision for asset retirement	29,011	28,002
Unamortized discount on long-term debt	(2,284)	(2,371)
Total regulatory liabilities	$ 31,226	$ 38,648

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets and liabilities as defined by SFAS No. 71, they are a critical component of our embedded cost of debt financing utilized in our rate proceedings.   Certain amounts in the table are reflected as negative, or a reduction, to be consistent with the manner in which we record these items in our regulatory books of account.  For the periods ended June 30, 2004, and December 31, 2003, negative salvage amounts have been reclassified from accumulated depreciation to appropriately reflect such balances as a regulatory liability in accordance with GAAP.

As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The accompanying condensed financial statements reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the federal and state income tax liabilities incurred by the company.   We include an appropriate allowance for income taxes in cost of service and derivation of tariff rates and, accordingly, design our rates to recover such costs.  The effective tax rate for the period subsequent to the Acquisition, represented by our Charge-In-Lieu of Income Taxes, is substantially equal to the statutory rate. The effective tax rate for the period prior to the Acquisition was slightly higher than the statutory rate.  Deferred income tax is computed using the liability method and is provided on all temporary differences between the book basis and the tax basis of our assets and liabilities.

Note 2:  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Storage Expansion Project

Recent requests for additional firm storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting us to evaluate an expansion of our existing storage facilities.  Accordingly, to gauge market demand for firm storage capacity on our system, we conducted a binding open season, which concluded on May 14, 2004.  The binding open season ultimately produced two acceptable bids for the storage capacity and precedent agreements were signed.

To provide the additional service from our market area storage complex, Texas Gas proposes to expand the daily withdrawal capability of our Midland Gas Storage Field located in western Kentucky.  On July 7, 2004, we filed an application in Docket No. CP04-373 with the FERC to allow for the installation of two gas turbine compressor packages, along with related piping and facilities, during the summer and fall of 2005, with a projected in-service date of November 1, 2005.  The installation of these facilities will allow Texas Gas to withdraw on a firm basis up to an additional 82,000 MMBtu of gas per day.  We anticipate the total cost of this project to be $20.7 million and intend to fund the project with internally generated cash flows.

FERC Order No. 637

On February 9, 2000, the FERC issued a Final Rule, Order No. 637, in which the FERC adopted certain policies that it found necessary to adjust its regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy would be considered after further study and evaluation of the evolving marketplace.  Texas Gas submitted an Order No. 637 compliance filing on August 15, 2000, which contained pro forma tariff sheets designed to comply with certain directives in the order regarding the conduct of daily business transactions.  Since that initial compliance filing, a technical conference, several FERC orders, rehearing requests, and compliance filings relating to Texas Gas’ Order No. 637 compliance have occurred; all of which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003.  On July 12, 2004, the FERC issued a letter order, constituting final agency action, in which it accepted Texas Gas’ tariff sheets, as previously amended. Order No. 637 compliance is not expected to have a material impact on Texas Gas’ financial condition or results of operations.

FERC Order No. 2004 (Docket No. RM01-10)

On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rule defined transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities. The NOPR proposed standards to regulate the conduct of transmission providers with their energy affiliates.  The proposed rule defined energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  On November 25, 2003, the FERC issued its Final Rule in this matter, “Standards of Conduct for Transmission Providers” (Order No. 2004).  As required by the rule, on February 9, 2004, Texas Gas filed with the FERC and posted on its Internet website its plans for compliance with Order No. 2004 stating that it would seek an exemption from the requirements of Order No. 2004 as Texas Gas has no sales function and no energy or marketing affiliates.  Texas Gas filed its request for exemption in Docket No. TS04-253 on March 5, 2004. On April 16, 2004, the FERC issued an order postponing implementation of the rule until September 1, 2004.  If not exempted from the rule, Texas Gas must comply with the standard of conduct by that date.  Even if Texas Gas is denied an exemption by the FERC, this order is expected to have minimal impact on Texas Gas.

Rate Schedule GaS

On February 6, 2004, Texas Gas submitted a tariff filing (Docket No, RP04-161) to cancel its Rate Schedule GaS, thereby clarifying that it does not own or operate a sales operating unit, and therefore is not engaged in the marketing, sale, or brokering of natural gas. There were no remaining effective contracts under Rate Schedule GaS. The filing established Texas Gas as a pure transporter of natural gas, which helps guide our future compliance efforts in response to the FERC’s Standards of Conduct for Transmission Providers, as issued in Order No. 2004. The FERC issued a letter order on March 26, 2004, approving Texas Gas’ filing to cancel its Rate Schedule GaS.

Sales and Use Taxes

On June 1, 2003, the Commonwealth of Kentucky placed into effect a law requiring natural gas pipelines to collect sales and use tax on service charges for the distribution, transmission, or transportation of natural gas for use in Kentucky (excluding residential customers). On July 3, 2003, Texas Gas filed a proposed tariff sheet (Docket No. RP03-544) amending the General Terms and Conditions of its FERC Gas Tariff to provide for the collection of taxes, levies, or other charges imposed on Texas Gas’ customers for remittance to the respective regulatory agencies or taxing authorities. The FERC approved the proposed tariff provision in a letter order issued July 31, 2003, without reference to any subsequently filed protests. After each of two subsequent requests for rehearing by the same Texas Gas customer, the FERC denied such requests for rehearing. The last of the two FERC orders denying the customer’s rehearing request was issued March 5, 2004.

Annual Fuel Filings

Texas Gas makes annual filings to the FERC to adjust its Fuel Retention Percentages (Fuel Tracker Filings), thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates.  On August 30, 2002, Texas Gas made its 2002 Fuel Tracker Filing (Docket No. RP02-515) reflecting a slight increase in fuel rates for the annual period ending October 31, 2003, and on August 30, 2003, Texas Gas made its 2003 Fuel Tracker Filing (Docket No. RP03-588) reflecting a general decrease in fuel rates for the annual period ending October 31, 2004. In separate actions the FERC issued orders accepting and suspending the tariff sheets, subject to refund, in both Fuel Tracker Filings. However, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, in both cases a Texas Gas customer filed for rehearing of the FERC orders. On March 4, 2004, the FERC issued “Order on Rehearing” in Docket No. RP05-215, in which it denied both the customer’s request for rehearing and its request for a technical conference.  Since the Texas Gas customer who filed for rehearing of the FERC orders has not filed an appeal, and since the FERC had conditioned its acceptance of Texas Gas’ filing in Docket No. RP03-588 on its ruling in Docket No. RP02-515, Texas Gas considers that the FERC has taken final agency action on Texas Gas’ 2002 and 2003 Fuel Tracker Filings.

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

Summary of Commitments and Contingencies

The circumstances set forth in Note 3 to the financial statements included in our Form 10-K for the year ended December 31, 2003, appropriately represent the current status of our legal proceedings.  While no assurances may be given, we do not believe that the ultimate resolution of the foregoing matters taken as a whole, and after consideration of amounts accrued, insurance coverage, potential recovery from customers or other indemnification arrangements, will have a material adverse effect on our future financial position, results of operations or cash flow.

Note 3:  Financing

At June 30, 2004 and December 31, 2003, long-term debt issues were outstanding as follows (expressed in thousands):

TGT Pipeline Consolidated
	As of June 30, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
5.200% due 2018	185,000	185,000
4.600% due 2015	250,000	250,000
	535,000	552,285
Unamortized debt discount	(4,013)	(4,162)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 530,987	$ 530,838

Texas Gas
	As of June 30, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
4.600% due 2015	250,000	250,000
	350,000	367,285
Unamortized debt discount	(2,284)	(2,371)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 347,716	$ 347,629

In March 2004, Texas Gas repaid the remaining $17.3 million principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  Our debentures and notes have restrictive covenants which provide, with certain exceptions, that neither TGT Pipeline nor Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  TGT Pipeline relies on distributions and advances from Texas Gas to fulfill its debt obligations.  All our obligations are unsecured.  For a detailed discussion of our Financing, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 4.  Related Parties

TGT Pipeline and Texas Gas are each party to a Services Agreement under which Loews provides such entities with certain financial, tax, technology and other corporate services as needed.  In exchange for such services, TGT Pipeline and Texas Gas reimburse Loews for their direct costs, including direct payroll and benefit costs of Loews employees providing the services, and an allocation of certain other indirect costs of Loews such as corporate overhead.  The costs for the three months and six months ended June 30, 2004, were $1.5 million and $3.2 million, respectively.

Texas Gas makes advances to TGT Pipeline.  At June 30, 2004, the advances due Texas Gas by TGT Pipeline totaled $119.0 million, which is recorded as Advances to Affiliates on Texas Gas’ Condensed Statement of Financial Position.  TGT Pipeline makes advances to Holding Corp.  At June 30, 2004, the advances due TGT Pipeline by Holding Corp. totaled $7.8 million, which is recorded as Advances to Affiliates on TGT Pipeline’s Condensed Consolidated Statements of Financial Position.

Note 5.  Employee Benefits

Texas Gas sponsors a postretirement health care benefit plan that provides prescription drug coverage.  Texas Gas and its actuarial advisors determined that benefits provided by our plan as of January 1, 2004, were at least actuarially equivalent to Medicare Part D, and, accordingly, Texas Gas will be entitled to the subsidy provided in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).  Our January 1, 2004 accumulated postretirement benefit obligation (APBO) for the subsidy related to benefits attributed to past service decreased by $8.3 million.  The effect of the subsidy on the measurement of net periodic postretirement benefit costs for the six months ended June 30, 2004, including the effect of any amortization of the actuarial experience gain in the APBO as a component of the net amortization, the reduction in current period service cost due to the subsidy, and the resulting reduction in interest cost on the APBO as a result of the subsidy, was $0.4 million.  There were no other significant changes in the benefit obligation or plan assets.

Texas Gas’ components of  Net Periodic Benefit Cost (in thousands) after impact of the Act retroactive to January 1, 2004:

	Pension Benefits			Other Benefits
	For the Three Months Ended June 30, 2004	For the Period May 17, 2003 through June 30, 2003	For the Period April 1, 2003 through May 17, 2003	For the Three Months Ended June 30, 2004
Service Cost	$ 900	$ 415	$ 705	$ 524
Interest Cost	1,425	648	856	1,478
Expected return on plan assets	(1,675)	(837)	(1,412)	(1,313)
Amortization of prior service cost	-	-	(358)	-
Amortization of accumulated gains	-	-	-	(16)
Regulatory accrual	(650)	(226)	209	652
Estimated net periodic benefit cost	$ -	$ -	$ -	$ 1,325

	Pension Benefits			Other Benefits
	For the Six Months Ended June 30, 2004	For the Period May 17, 2003 through June 30, 2003	For the Period January 1, 2003 through May 17, 2003	For the Six Months Ended June 30, 2004
Service Cost	$ 1,800	$ 415	$ 1,631	$ 1,048
Interest Cost	2,850	648	2,223	2,956
Expected return on plan assets	(3,350)	(837)	(3,278)	(2,626)
Amortization of prior service cost	-	-	(478)	-
Amortization of accumulated gains	-	-	-	(33)
Regulatory accrual	(1,300)	(226)	(98)	1,305
Estimated net periodic benefit cost	$ -	$ -	$ -	$ 2,650

Texas Gas previously disclosed in its financial statements for the year ended December 31, 2003, that, due to its fully-funded status, it did not anticipate contributing to its pension plan in 2004.  As of June 30, 2004, no contributions had been made.  Prior to the Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was part of a multi-employer plan under Williams; however, for regulatory purposes Texas Gas’ liabilities and plan assets were accounted for separately.  After the Acquisition, Texas Gas’ Postretirement Benefits Other than Pension was segregated from Williams and is no longer considered a multi-employer plan.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Management has based its narrative analysis of our results of operations for the six-month period ended June 30, 2004 and June 30, 2003 on the combined results of operations for the entire period.  Material variances caused by the different bases of accounting have been disclosed where applicable.  The discussion throughout this narrative refers to TGT Pipeline and its consolidated wholly-owned subsidiary, Texas Gas (we/our/us), unless otherwise noted. The condensed consolidated TGT Pipeline financial statements include the accounts of TGT Pipeline and Texas Gas, after elimination of inter-company transactions.

Texas Gas’ operating revenues’ increase in 2004 by $1.2 million is primarily attributable to an increase of $3.2 million in short-term transportation and storage services during 2004 resulting from customer response to the volatility in natural gas prices. The increase was partially offset by a decrease in total deliveries during 2004 resulting primarily from 10% warmer weather during the winter season in our direct-serve markets during 2004 when compared to 2003 and less transportation by others revenue due to the expiration of transportation contracts on third party pipelines.  Total deliveries were 350.2 trillion British thermal units (Tbtu) and 357.6 Tbtu for the first six months of 2004 and 2003, respectively.

Texas Gas’ operating costs and expenses increase in 2004 by $3.7 million is primarily attributable to:

•

Accrual adjustments benefiting net income in 2003 of approximately $4.7 million primarily related to payroll and benefits that were not recurring in 2004,

•

$1.2 million higher premiums for property and liability insurance, and

•

$2.0 million increase in professional and contract services, primarily related to system maintenance, auditing and benefit consulting.

The increase was partially offset by:

•

$3.3 million lower depreciation in 2004 primarily from the reduction in depreciation due to the purchase price allocation,

•

$1.1 million in lower cost of gas transportation expenses primarily due to the expiration of transportation contracts on third party pipelines and

•

$2.2 million adjustment in system management tracker costs.

Texas Gas’ net income decreased by $2.7 million due to the reasons discussed above, as well as $1.0 million in lower interest income due to lower investment balances and reduced yields.  The decrease was partially offset by $1.4 million in lower tax expense due to lower pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Texas Gas funds its operations and capital requirements with cash flows from operating activities and repayments of funds advanced to TGT Pipeline, if necessary.  TGT Pipeline’s only material commitment is to make interest payments on outstanding debt.

Texas Gas makes advances to TGT Pipeline.  At June 30, 2004, the advances due Texas Gas by TGT Pipeline totaled $119.0 million.  The advances are represented by demand notes but are classified as noncurrent since Texas Gas does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

TGT Pipeline makes advances to Holding Corp.  At June 30, 2004, the advances due TGT Pipeline by Holding Corp. totaled $7.8 million.  The advances are represented by demand notes but are classified as noncurrent since TGT Pipeline does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

In March 2004, Texas Gas repaid the remaining $17.3 million outstanding principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our capital resources and liquidity.

Capital Expenditures

Based on the current rate structure, Texas Gas experiences higher revenue in the first and fourth quarters as compared to the second and third quarters.  Cash increases during the winter and spring due to higher revenue billings and, typically, decreases during the summer and fall due to increased capital expenditures and system maintenance.  Texas Gas’ capital expenditures for the first six months of 2004 and 2003 were $7.0 million and $2.5 million, respectively.  Capital expenditures for 2004 are expected to approximate $41.0 million.  Texas Gas expects to fund these capital expenditures through cash flows from its operating activities.

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

•

Our revenues are generated under contracts that expire periodically and must be renegotiated and extended or replaced.  Although we actively pursue the renegotiation, extension and/or replacement of these contracts we cannot make assurances that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts.

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

b)

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TGT Pipeline, LLC
Texas Gas Transmission, LLC
Registrants

Dated: July 30, 2004	/s/ Jamie L. Buskill	Vice President and
	Jamie L. Buskill	Chief Financial Officer

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

Dated:  July 30, 2004

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

Dated:  July 30, 2004

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the periods ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Dean Jones II, President and Principal Executive Officer of Texas Gas and President and Principal Executive Officer of TGT Pipeline, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

July 30, 2004

 EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the periods ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jamie L. Buskill, Vice President and Principal Financial Officer of TGT Pipeline and Vice President and Principal Financial Officer of Texas Gas, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

July 30, 2004