Form 10-Q
period 2004-09-30
TEXAS GAS TRANSMISSION LLC; TGT PIPELINE LLC
filed 2004-10-29
CIK 97452, 1262943

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended September 30, 2004

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES

EXCHANGE ACT OF 1934    For the transition period from _____________ to _____________

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

TABLE OF CONTENTS

FORM 10-Q

FOR THE PERIODS ENDED

SEPTEMBER 30, 2004

TGT PIPELINE, LLC

TEXAS GAS TRANSMISSION, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements:

3

Note 1:  Corporate Structure and Basis of Presentation

13

Note 2:  Commitments and Contingencies

16

Note 3:  Financing

19

Note 4.  Related Parties

20

Note 5.  Employee Benefits

20

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 4.  Disclosure Controls and Procedures

25

PART II – OTHER INFORMATION

26

Item 6.  Exhibits

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements:

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	September 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 19,880	$ 19,171
Receivables:
Trade	15,277	28,070
Other	1,759	6,312
Gas Receivables:
Transportation and exchange	1,112	2,357
Storage	11,795	15,355
Inventories	13,676	13,529
Costs recoverable from customers	3,712	3,729
Deferred tax, net	1,447	-
Income tax receivable	7,140	5,347
Prepaid and other expenses	4,874	4,493
Total current assets	80,672	98,363

Property, Plant and Equipment:
Natural gas transmission plant	572,078	562,930
Other natural gas plant	164,238	158,903
	736,316	721,833

Less—Accumulated depreciation and amortization	36,220	18,312
Property, plant and equipment, net	700,096	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	126,169	120,045
Deferred income taxes, net, non-current	62,036	88,635
Costs recoverable from customers	35,472	37,158
Advances to affiliates, non-current	29,717	4,334
Other	15,853	17,292
Total other assets	432,721	436,743

Total Assets	$1,213,489	$1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	September 30, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 4,163	$ 7,627
Affiliates	520	473
Other	383	2,335
Gas Payables:
Transportation and exchange	1,162	767
Storage	32,734	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	-	575
Accrued taxes other	10,757	5,143
Accrued interest	8,550	5,456
Accrued payroll and employee benefits	18,087	20,381
Accrued fuel tracker	1,926	8,766
Other accrued liabilities	7,680	8,947
Total current liabilities	85,962	108,367

Long –Term Debt	531,061	530,838

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	28,456	30,053
Pension plan costs	377	2,327
Provision for asset retirement	29,536	28,002
Other	12,692	15,679
Total other liabilities and deferred credits	71,061	76,061

Member’s Equity:
Paid-in capital	520,910	520,910
Retained earnings	4,495	2,451
Total member’s equity	525,405	523,361

Total Liabilities and Equity	$1,213,489	$1,238,627

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
Operating Revenues:
Gas transportation	$ 43,982	$ 43,603
Gas storage	2,130	585
Other	808	817
Total operating revenues	46,920	45,005

Operating Costs and Expenses:
Operation and maintenance	12,146	10,037
Administrative and general	12,192	11,881
Depreciation and amortization	8,494	8,322
Taxes other than income taxes	5,236	3,679
Total operating costs and expenses	38,068	33,919

Operating Income	8,852	11,086

Other Deductions (Income):
Interest expense, net	7,276	7,774
Interest income from affiliates	(57)	(3)
Miscellaneous other deductions (income)	(197)	85
Total other deductions	7,022	7,856

Income before income taxes	1,830	3,230

Charge-in-lieu of income taxes	813	1,563

Net Income	$ 1,017	$ 1,667

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Thousands of Dollars)

(Unaudited)

	For the Nine Months Ended September 30, 2004	For the Period from Inception through September 30, 2003
Operating Revenues:
Gas transportation	$ 177,351	$ 65,903
Gas storage	4,719	900
Other	2,448	1,169
Total operating revenues	184,518	67,972

Operating Costs and Expenses:
Operation and maintenance	32,239	14,181
Administrative and general	38,491	17,199
Depreciation and amortization	25,225	12,309
Taxes other than income taxes	13,566	6,067
Total operating costs and expenses	109,521	49,756

Operating Income	74,997	18,216

Other Deductions (Income):
Interest expense, net	22,285	11,515
Interest income from affiliates	(118)	(3)
Miscellaneous other income	(515)	-
Total other deductions	21,652	11,512

Income before income taxes	53,345	6,704

Charge-in-lieu of income taxes	21,301	2,904

Net Income	$ 32,044	$ 3,800

The accompanying notes are an integral part of these financial statements.

TGT PIPELINE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Nine Months Ended September 30, 2004	For the Period from Inception through September 30, 2003
OPERATING ACTIVITIES:
Net income	$ 32,044	$ 3,800
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	25,225	12,309
Provision for deferred income taxes	28,903	1,303
Changes in operating assets and liabilities:
Receivables	22,151	24,362
Inventories	(147)	97
Affiliates	47	433
Other current assets	3,136	(3,693)
Accrued income taxes	(7,504)	1,268
Payables and accrued liabilities	(4,600)	24,628
Other, including changes in noncurrent assets and liabilities	(5,864)	(27,365)
Net cash provided by operating activities	93,391	37,142

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(20,014)	(9,973)
Advances to affiliates	(25,383)	(2,107)
Investment in Texas Gas Transmission, LLC	-	(803,354)
Net cash used in investing activities	(45,397)	(815,434)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	706,918
Payment of long-term debt	(17,285)	(407,715)
Dividends paid	(30,000)	-
Capital contribution from parent company	-	519,989
Net cash (used in) provided by financing activities	(47,285)	819,192

Increase in cash and cash equivalents	709	40,900

Cash and cash equivalents at beginning of period	19,171	-

Cash and cash equivalents at end of period	$ 19,880	$ 40,900

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS
	September 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$ 19,880	$ 19,171
Receivables:
Trade	15,277	28,070
Other	1,759	6,312
Gas Receivables:
Transportation and exchange	1,112	2,357
Storage	11,795	15,355
Inventories	13,676	13,529
Costs recoverable from customers	3,712	3,729
Income tax receivable	3,445	2,109
Deferred income tax, net	1,447	-
Prepaid and other expenses	4,874	4,493
Total current assets	76,977	95,125

Property, Plant and Equipment:
Natural gas transmission plant	572,078	562,930
Other natural gas plant	164,238	158,903
	736,316	721,833
Less—Accumulated depreciation and amortization	36,220	18,312
Property, plant and equipment, net	700,096	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	126,169	120,045
Advances to affiliates, non-current	141,622	116,512
Deferred income taxes, net, non-current	66,154	88,919
Costs recoverable from customers	35,472	37,158
Other	14,872	16,258
Total other assets	547,763	548,171

Total Assets	$ 1,324,836	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY
	September 30, 2004	December 31, 2003
Current Liabilities:
Payables:
Trade	$ 4,163	$ 7,627
Affiliates	520	473
Other	383	2,335
Gas Payables:
Transportation and exchange	1,162	767
Storage	32,734	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	-	575
Accrued taxes other	10,757	5,143
Accrued interest	5,344	4,654
Accrued payroll and employee benefits	18,087	20,381
Accrued fuel tracker	1,926	8,766
Other accrued liabilities	7,680	8,947
Total current liabilities	82,756	107,565

Long –Term Debt	347,759	347,629

Other Liabilities and Deferred Credits:
Postretirement benefits other than pensions	28,456	30,053
Pension plan costs	377	2,327
Provision for asset retirement	29,536	28,002
Other	12,692	15,679
Total other liabilities and deferred credits	71,061	76,061

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	19,512	11,814
Total member’s equity	823,260	815,562

Total Liabilities and Equity	$ 1,324,836	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003

Operating Revenues:
Gas transportation	$ 43,982	$ 43,603
Gas storage	2,130	585
Other	808	817
Total operating revenues	46,920	45,005

Operating Costs and Expenses:
Operation and maintenance	12,146	10,037
Administrative and general	12,192	11,881
Depreciation and amortization	8,494	8,322
Taxes other than income taxes	5,236	3,679
Total operating costs and expenses	38,068	33,919

Operating Income	8,852	11,086

Other (Income) Deductions:
Interest expense, net	4,822	5,411
Interest income from affiliates	(823)	(522)
Miscellaneous other income, net	(197)	(5)
Total other deductions	3,802	4,884

Income before income taxes	5,050	6,202

Charge-in-lieu of income taxes	2,087	2,656

Net Income	$ 2,963	$ 3,546

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Post-Acquisition		Pre-Acquisition
	For the Nine Months Ended September 30, 2004	For the Period May 17, 2003 to September 30, 2003	For the Period January 1, 2003 to May 16, 2003

Operating Revenues:
Gas transportation	$ 177,351	$ 65,903	$ 111,622
Gas storage	4,719	900	814
Other	2,448	1,169	1,011
Total operating revenues	184,518	67,972	113,447

Operating Costs and Expenses:
Operation and maintenance	32,239	14,181	16,097
Administrative and general	38,484	17,193	13,642
Depreciation and amortization	25,225	12,309	16,092
Taxes other than income taxes	13,566	6,067	6,077
Total operating costs and expenses	109,514	49,750	51,908

Operating Income	75,004	18,222	61,539

Other (Income) Deductions:
Interest expense, net	14,923	8,256	7,392
Interest income from affiliates	(2,093)	(938)	(1,965)
Gain on sale of equipment	-	-	(30)
Miscellaneous other income	(515)	(119)	(719)
Total other deductions	12,315	7,199	4,678

Income before income taxes	62,689	11,023	56,861

Provision for income taxes	-	-	22,387
Charge-in-lieu of income taxes	24,991	4,536	-

Net Income	$ 37,698	$ 6,487	$ 34,474

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

 CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

	Post-Acquisition		Pre-Acquisition
	For the Nine Months Ended September 30, 2004	For the Period May 17, 2003 to September 30, 2003	For the Period January 1, 2003 to May 16, 2003

OPERATING ACTIVITIES:
Net income	$ 37,698	$ 6,487	$ 34,474
Adjustments to reconcile to cash provided from (used in) operations:

Depreciation and amortization	25,225	12,309	16,092
Provision for deferred income taxes	29,188	1,276	5,494
Gain on sale of equipment	-	-	(30)
Changes in operating assets and liabilities:
Receivables	22,151	24,362	(27,426)
Inventories	(147)	97	(22)
Affiliates	47	433	(7,550)
Other current assets	3,136	(3,693)	5,004
Accrued income taxes due affiliate	-	-	(11,306)
Accrued charge-in-lieu of income taxes	(4,101)	2,927	-
Payables and accrued liabilities	(7,004)	20,352	(4,196)
Other, including changes in noncurrent assets and liabilities	(6,010)	(26,026)	27,196
Net cash provided by operating activities	100,183	38,524	37,730

INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(20,014)	(9,930)	(43)
Advances to affiliates, net	(32,175)	(103,285)	(37,964)
Net cash used in investing activities	(52,189)	(113,215)	(38,007)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	523,306	-
Payment of long-term debt	(17,285)	(407,715)	-
Dividends	(30,000)	-	-
Net cash (used in) provided by financing activities	(47,285)	115,591	-

Increase (decrease) in cash and cash equivalents	709	40,900	(277)
Cash and cash equivalents at beginning of period	19,171	-	277

Cash and cash equivalents at end of period	$ 19,880	$ 40,900	$ -

The accompanying notes are an integral part of these financial statements

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

The accompanying unaudited condensed financial statements of TGT Pipeline and Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions on Form 10-Q and Regulation S-X.  As a result of the change in control of Texas Gas, the financial statements of Texas Gas presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Texas Gas Statements of Operations and Cash Flows for the nine months ended September 30 have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.  In management’s opinion, our interim financial statements reflect all adjustments necessary to present fairly the results of operations for the periods presented.

The accompanying pre-Acquisition financial statements reflect a purchase price allocation associated with the acquisition of Texas Gas by Williams in 1995.  The accompanying post-Acquisition financial statements reflect the pushdown of 100% of the purchase price resulting from the Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP.  As Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, our historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill.  The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs.  During 2004, adjustments were made to finalize the estimated allocation that decreased goodwill by approximately $5.8 million and reduced other liabilities related to the resolution of certain revenue refund issues.  As of September 30, 2004, we had $163.5 million of goodwill recorded as an asset on our balance sheet.  Changes to our estimates after May 2004, other than those related to the tax basis of our assets and liabilities, will be recorded in results of operations.

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

Results of operations for the first nine months of each of the years reported herein are not necessarily indicative of results of operations for that entire year.  We typically experience higher operating income in the first and fourth quarters as compared to the second and third quarters.  Certain reclassifications may have been made in the 2003 financial statements to conform to the 2004 presentation.

Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

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

We monitor the regulatory and competitive environment in which we operate to determine whether our regulatory assets continue to remain probable of recovery.  If we determine that all or a portion of our regulatory assets no longer meet the criteria for continued application of SFAS No. 71, we write off that portion deemed unrecoverable, net of any regulatory liabilities deemed non-refundable.  Texas Gas has various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs.   None of our regulatory assets as of September 30, 2004, and December 31, 2003, were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas balance sheet as of September 30, 2004, and December 31, 2003, are summarized as follows (shown in thousands):

	September 30, 2004	December 31, 2003
Regulatory Assets:
Post retirement benefits other than pension	$ 32,934	$ 34,892
Unamortized debt expense and premium on reacquired debt	13,951	14,674
Income tax	6,409	6,129
Gas supply realignment costs	(160)	(152)
Total regulatory assets	$ 53,134	$ 55,543
Regulatory Liabilities:
Provision for asset retirement	$ 29,536	$ 28,002
System management/cashout tracker	188	5,424
Fuel tracker	1,926	5,266
Pension plan costs	377	2,327
Unamortized discount on long-term debt	(2,241)	(2,371)
Total regulatory liabilities	$ 29,786	$ 38,640

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets and liabilities as defined by SFAS No. 71, they are a critical component of our embedded cost of debt financing utilized in our rate proceedings.   Certain amounts in the table are reflected as negative, or a reduction, to be consistent with the manner in which we record these items in our regulatory books of account.  For the periods ended September 30, 2004, and December 31, 2003, negative salvage amounts have been reclassified from accumulated depreciation to appropriately reflect such balances as a regulatory liability in accordance with GAAP.

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

To provide the additional service from our market area storage complex, Texas Gas proposes to expand the daily withdrawal capability of our Midland Gas Storage Field located in western Kentucky.  On July 7, 2004, we filed an application in Docket No. CP04-373 with the FERC to allow for the installation of two gas turbine compressor packages, along with related piping and facilities, during the summer and fall of 2005, with a projected in-service date of November 1, 2005.  The installation of these facilities will allow Texas Gas to withdraw on a firm basis up to an additional 82,000 MMBtu of gas per day.  We anticipate the total cost of this project to be $20.7 million and intend to fund the project with internally generated cash flows.  To date, Texas Gas has responded to several data requests, and currently the application awaits FERC action.

Due to the interest received during the first storage expansion open season, Texas Gas initiated a second open season for additional storage capacity for firm storage service and no-notice service with an anticipated completion date of November 1, 2006.  This non-binding open season ran from August 4 through October 1, 2004.  Texas Gas is currently evaluating the data received from this second open season.

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

FERC Order No. 2004 (Docket No. RM01-10)

On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rule defined transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities. The NOPR proposed standards to regulate the conduct of transmission providers with their energy affiliates.  The proposed rule defined energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  On November 25, 2003, the FERC issued its Final Rule in this matter, “Standards of Conduct for Transmission Providers” (Order No. 2004).  As required by the rule, on February 9, 2004, Texas Gas filed with the FERC and posted on its Internet website its plans for compliance with Order No. 2004 stating that it would seek an exemption from the requirements of Order No. 2004 as Texas Gas has no sales function and no energy or marketing affiliates.  Texas Gas filed its request for exemption in Docket No. TS04-253 on March 5, 2004. On April 16, 2004, the FERC issued an order postponing implementation of the rule until September 1, 2004. On August 2, 2004, the Commission issued Order No. 2004-B, generally upholding its initial 2004 Order, but extending the date for compliance with the standards of conduct until September 22, 2004. On September 20, 2004, the Commission issued an order granting Texas Gas’ request for an exemption from Order 2004.  A third party has requested a late intervention and rehearing of Texas Gas’ exemption request.

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

On August 30, 2004, Texas Gas submitted its 2004 Fuel Tracker Filing (Docket No. RP04-522) in which it proposed revised fuel rates to be in effect for the annual period November 1, 2004 through October 31, 2005.  On October 18, 2004, the FERC issued an order accepting these rates as filed.

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

Note 3:  Financing

At September 30, 2004 and December 31, 2003, long-term debt issues were outstanding as follows (expressed in thousands):

TGT Pipeline Consolidated
	As of September 30, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
5.200% due 2018	185,000	185,000
4.600% due 2015	250,000	250,000
	535,000	552,285
Unamortized debt discount	(3,939)	(4,162)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 531,061	$ 530,838

Texas Gas
	As of September 30, 2004	As of December 31, 2003
Debentures:
7.250% due 2027	$ 100,000	$ 100,000
Notes:
8.625% due 2004	-	17,285
4.600% due 2015	250,000	250,000
	350,000	367,285
Unamortized debt discount	(2,241)	(2,371)
Current portion of long-term debt	-	(17,285)
Total long-term debt	$ 347,759	$ 347,629

In March 2004, Texas Gas repaid the remaining $17.3 million principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  Our debentures and notes have restrictive covenants, which provide, with certain exceptions, that neither TGT Pipeline nor Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  TGT Pipeline relies on distributions and advances from Texas Gas to fulfill its debt obligations.  All our obligations are unsecured.  For a detailed discussion of our Financing, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 4.  Related Parties

TGT Pipeline and Texas Gas are each party to a Services Agreement under which Loews provides such entities with certain financial, tax, technology and other corporate services as needed.  In exchange for such services, TGT Pipeline and Texas Gas reimburse Loews for their direct costs, including direct payroll and benefit costs of Loews employees providing the services, and an allocation of certain other indirect costs of Loews such as corporate overhead.  The costs for the three months and nine months ended September 30, 2004, were $1.7 million and $4.9 million, respectively.

Texas Gas makes advances to TGT Pipeline.  At September 30, 2004, the advances due Texas Gas by TGT Pipeline totaled $141.6 million, which is recorded as Advances to Affiliates on Texas Gas’ Condensed Statement of Financial Position.  TGT Pipeline makes advances to Holding Corp.  At September 30, 2004, the advances due TGT Pipeline by Holding Corp. totaled $29.7 million, which is recorded as Advances to Affiliates on TGT Pipeline’s Condensed Consolidated Statements of Financial Position.

Note 5.  Employee Benefits

Texas Gas sponsors a postretirement health care benefit plan that provides prescription drug coverage.  Texas Gas and its actuarial advisors determined that benefits provided by our plan as of January 1, 2004, were at least actuarially equivalent to Medicare Part D, and, accordingly, Texas Gas will be entitled to the subsidy provided in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).  Our January 1, 2004 accumulated postretirement benefit obligation (APBO) for the subsidy related to benefits attributed to past service decreased by $8.3 million.  The effect of the subsidy on the measurement of net periodic postretirement benefit costs for the nine months ended September 30, 2004, including the effect of any amortization of the actuarial experience gain in the APBO as a component of the net amortization, the reduction in current period service cost due to the subsidy, and the resulting reduction in interest cost on the APBO as a result of the subsidy, was $0.6 million.  There were no other significant changes in the benefit obligation or plan assets.

Texas Gas’ components of Net Periodic Benefit Cost (in thousands):

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2004
Service Cost	$ 900	$ 830	$ 524
Interest Cost	1,425	1,298	1,478
Expected return on plan assets	(1,675)	(1,675)	(1,313)
Amortization of accumulated gains	-	-	(16)
Regulatory accrual	(650)	(453)	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325

	Pension Benefits			Other Benefits
	For the Nine Months Ended September 30, 2004	For the Period May 17, 2003 through September 30, 2003	For the Period January 1, 2003 through May 16, 2003	For the Nine Months Ended September 30, 2004
Service Cost	$ 2,700	$ 1,245	$ 1,631	$ 1,572
Interest Cost	4,275	1,946	2,223	4,434
Expected return on plan assets	(5,025)	(2,512)	(3,278)	(3,939)
Amortization of prior service cost	-	-	(478)	-
Amortization of accumulated gains	-	-	-	(49)
Regulatory accrual	(1,950)	(679)	(98)	1,957
Estimated net periodic benefit cost	$ -	$ -	$ -	$ 3,975

Texas Gas previously disclosed in its financial statements for the year ended December 31, 2003, that, due to its fully-funded status, it did not anticipate contributing to its pension plan in 2004.  As of September 30, 2004, no contributions had been made.  Prior to the Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was part of a multi-employer plan under Williams; however, for regulatory purposes Texas Gas’ liabilities and plan assets were accounted for separately.  After the Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was segregated from Williams and is no longer considered a multi-employer plan.

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

RESULTS OF OPERATIONS

Management has based its narrative analysis of our results of operations for the nine-month periods ended September 30, 2004 and September 30, 2003 on the combined results of operations for the entire period.  Material variances caused by the different bases of accounting have been disclosed where applicable.  The discussion throughout this narrative refers to TGT Pipeline and its consolidated wholly-owned subsidiary, Texas Gas (we/our/us), unless otherwise noted. The condensed consolidated TGT Pipeline financial statements include the accounts of TGT Pipeline and Texas Gas, after elimination of inter-company transactions.

Texas Gas’ operating revenues’ increase in 2004 of $3.1 million is primarily attributable to an increase of $3.0 million in storage services during 2004 resulting from new contracts and an increase in demand services and short-term firm revenues as customers responded to the volatility in natural gas prices. The increase was partially offset by less transportation by others revenue due to the expiration of transportation contracts on third party pipelines.  Total deliveries were 496.0 trillion British thermal units (Tbtu) and 480.9 Tbtu for the first nine months of 2004 and 2003, respectively.

Texas Gas’ increase in operating costs and expenses during 2004 of $7.9 million is primarily attributable to:

•

Accrual adjustments benefiting net income in 2003 of approximately $6.0 million primarily related to payroll and benefits that were not recurring in 2004,

•

$1.9 million increase in operation maintenance projects,

•

$1.6 million higher labor and benefit costs,

•

$1.4 million increase in property and franchise taxes, and

•

$1.2 million increase in property and liability insurance premiums.

The increase was partially offset by:

•

$3.2 million lower depreciation in 2004 primarily from the reduction in depreciation due to the purchase price allocation,

•

$1.5 million in lower cost of gas transportation expenses primarily due to the expiration of transportation contracts on third party pipelines, and

•

$0.8 million adjustment in system management tracker costs.

Texas Gas’ net income decreased by $3.4 million due to the reasons discussed above, as well as $0.8 million in lower interest income due to lower investment balances and reduced yields.  The decrease was partially offset by $1.8 million in lower tax expense due to lower pretax income.

Capital Resources and Liquidity

Texas Gas funds its operations and capital requirements with cash flows primarily from operating activities and, occasionally, repayments of funds advanced to TGT Pipeline.  TGT Pipeline’s only material commitment is to make interest payments on outstanding debt.

Texas Gas makes advances to TGT Pipeline.  At September 30, 2004, the advances due Texas Gas by TGT Pipeline totaled $141.6 million.  The advances are represented by demand notes but are classified as noncurrent since Texas Gas does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

TGT Pipeline makes advances to Holding Corp.  At September 30, 2004, the advances due TGT Pipeline by Holding Corp. totaled $29.7 million.  The advances are represented by demand notes but are classified as noncurrent since TGT Pipeline does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of each three-month period plus one percent and is compounded monthly.

In March 2004, Texas Gas repaid the remaining $17.3 million outstanding principal amount of its 8.625% notes due 2004.  Texas Gas retired $132.7 million principal amount of such notes in May 2003.  See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our capital resources and liquidity.

Capital Expenditures

Texas Gas experiences higher revenue in the first and fourth quarters as compared to the second and third quarters.  Cash increases during the winter and spring due to higher revenue billings and, typically, decreases during the summer and fall due to increased capital expenditures and system maintenance.  Texas Gas’ capital expenditures for the first nine months of 2004 and 2003 were $20.0 million and $10.0 million, respectively.  Capital expenditures for 2004 are expected to approximate $45.1 million.  Texas Gas expects to fund these capital expenditures through cash flows from its operating activities.

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

•

Changes in the availability and cost of natural gas and our ability to connect to new gas supplies could impact the competitiveness of our transmission system.  Natural gas is an unregulated commodity market subject to supply and demand and price volatility.  Producers, marketers, and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas. Economics, regulatory limitations, or the lack of available capital could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies.

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

TGT Pipeline, LLC
Texas Gas Transmission, LLC
Registrants

Dated: October 29, 2004	/s/ Jamie L. Buskill	Vice President and
	Jamie L. Buskill	Chief Financial Officer

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

Dated:  October 29, 2004

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

Dated:  October 29, 2004

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the periods ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Dean Jones II, President and Principal Executive Officer of Texas Gas and President and Principal Executive Officer of TGT Pipeline, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

October 29, 2004

 EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TGT Pipeline, LLC (TGT Pipeline) and Texas Gas Transmission, LLC (Texas Gas) on Form 10-Q for the periods ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jamie L. Buskill, Vice President and Principal Financial Officer of TGT Pipeline and Vice President and Principal Financial Officer of Texas Gas, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

October 29, 2004