Form 10-K
period 2004-12-31
TEXAS GAS TRANSMISSION LLC
filed 2005-03-18
CIK 97452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission file number: 001-04169
TEXAS GAS TRANSMISSION, LLC
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
06-1687421
(I.R.S. Employer Identification No.)
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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 16, 2005.  Not applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not applicable

Documents incorporated by reference. None

Texas Gas Transmission, LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TABLE OF CONTENTS

2004 FORM 10-K

TEXAS GAS TRANSMISSION, LLC

PART I

3

Item 1.  Business.

3

Regulatory and Environmental

4

Competition

4

Employee Relations

5

Item 2.  Properties.

5

Item 3.  Legal Proceedings.

5

PART II

6

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

6

Item 7.   Management's Narrative Analysis of the Results of Operations.

6

Our Business

6

Critical Accounting Policies and Estimates

7

Financial Analysis of Operations

8

Effect of Inflation

9

Financial Condition and Liquidity

9

Forward-Looking Statements

10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 8.   Financial Statements and Supplementary Data

12

Note 1:  Corporate Structure

19

Note 2:  Accounting Policies

20

Note 3:  Commitments and Contingencies

25

Note 4:  Financing

28

Note 5:  Employee Benefits

29

Note 6:  Income Tax

35

Note 7:  Financial Instruments

36

Note 8:  Major Customers and Affiliates

38

Note 9:  Selected quarterly financial data (unaudited)

39

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

40

Item 9A.  Controls and Procedures

40

Item 9B.  Other Information

40

PART III

41

Item 14.  Principal Accounting Fees and Services

41

PART IV

42

Item 15.  Exhibits, Financial Statement Schedules.

42

PART I

Item 1.  Business.

Texas Gas Transmission, LLC (Texas Gas) is a wholly-owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk) (formerly TGT Pipeline LLC). Boardwalk is a wholly-owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.) (formerly TGT Pipeline Holding Corp.), which is wholly-owned by Loews Corporation (Loews).  Boardwalk acquired all of the outstanding capital stock of Texas Gas Transmission Corporation (Acquisition) on May 16, 2003. Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC.

Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois.  Texas Gas’ direct market area encompasses eight states in the South and Midwest and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and Evansville and Indianapolis, Indiana metropolitan areas.  Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

At December 31, 2004, our pipeline transmission system, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, was composed of approximately 5,900 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations having a National Electrical Manufacturers Association (NEMA)-rated capacity totaling approximately 516,000 horsepower.

We own and operate natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky.  The certificated storage capacity of our fields is approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.  We own a majority of our storage gas which we use to meet operational balancing needs on our system, to meet the requirements of firm and interruptible storage customers, and to meet the requirements of our "No-Notice" (NNS) transportation service, which allows our customers to temporarily draw from our storage gas during the winter season to be repaid during the following summer season.  A small amount of storage gas is also used to provide "Summer No-Notice" (SNS) transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities.  SNS customers may temporarily draw from our storage gas in the summer, to be repaid in-kind during the same summer season.  A large portion of the gas delivered by us to our market area is used for space heating, resulting in substantially higher daily requirements during winter months.

In 2004, we transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and indirectly to customers in the Northeast.  We transported gas for 101 distribution companies and municipalities for resale to residential, commercial and industrial end users.  We also provided transportation services to 13 industrial customers located along our system.  At December 31, 2004, we had transportation contracts with approximately 500 shippers.  Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.   Each of the following customers accounted for over 10% of our total operating revenue:

Customer	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
ProLiance	21.70%	19.68%	19.53%	18.19%
Atmos	10.84%	11.35%	11.74%	11.91%

Our firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of our business.  Additionally, we offer interruptible transportation, short-term firm transportation and storage services under agreements that are generally short-term.

The following table summarizes our total system transportation volumes for the periods shown (expressed in trillion British thermal units [TBtu]):

	For the Year Ended December 31,
	2004	2003	2002
Transportation volumes	670.0	662.0	669.5
Average daily transportation volumes	1.8	1.8	1.8
Average daily firm reserved capacity	2.2	2.2	2.2

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

Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services.  FERC Order 636 also provided that pipelines should be allowed the opportunity to recover a portion of prudently incurred transition costs which, for Texas Gas, were primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs.

In September 1995, Texas Gas received FERC approval of a settlement agreement, which resolved all issues regarding Texas Gas’ recovery of GSR costs.  Texas Gas paid approximately $76 million related to GSR costs and subsequently collected approximately $68 million, plus interest, from its customers.

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  Texas Gas will also be required to refund approximately $0.4 million to customers during the first half of 2005.

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

When restructured tariffs became effective under FERC Order 636 in 1993, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines.  As the FERC-Order-636-regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt for alternative sources of transmission and related services.  This issue is known as “capacity turnback” (turnback) in the industry.  We are continuing to work diligently to pursue new markets to replace those turning back capacity and to remarket any unsold capacity.  During 2004, we remarketed the majority of the capacity that was turned back and expect to either renegotiate or otherwise remarket the capacity subject to turnback in 2005.  We anticipate that we will continue to be able to remarket most capacity subject to turnback in the future, although competition may cause the remarketed capacity to be sold at lower rates and/or for shorter terms.

Employee Relations

We had 683 employees as of December 31, 2004.  A satisfactory relationship existed between management and labor during the period.  The International Chemical Workers Union Council of the United Food and Commercial Workers International Union, Local 187C, represents 114 of our 372 field employees.  Our collective bargaining agreement with Local 187C will expire on April 30, 2007.

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

Item 3.  Legal Proceedings.

We have only routine litigation in the normal course of business which is not expected to have a material impact on financial position or results of operations.  For a discussion of certain of our current legal proceedings, see Note 3 of Notes to Financial Statements contained in Item 8 herein.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

Texas Gas Transmission, LLC is wholly-owned by Boardwalk, which is an indirect wholly-owned subsidiary of Loews.   As such, there is no public trading market for the common equity of Texas Gas.

Item 7.   Management's Narrative Analysis of the Results of Operations.

The following discussions and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements and notes thereto included within Item 8.

Our Business

Texas Gas is an interstate natural gas transmission company comprised of 5,900 miles of mainline, storage and branch transmission pipelines.  Texas Gas uses 31 compressor stations located throughout the system with a NEMA-rated capacity totaling approximately 516,000 horsepower capable of delivering 2.8 Bcf of gas per day on the mainline.  The map below reflects the location of our system:

Approximately 80% of our revenue comes from customers reserving space on our transmission systems for transportation of gas at their demand.  Approximately 90% of our capacity is currently reserved by our customers, with an average contract life of over three years.  For the year 2004, Texas Gas successfully extended contracts representing roughly 571,000 MMBtu per day and we were able to remarket approximately 51,000 MMBtu per day of our winter capacity.   Texas Gas has contractual agreements representing 961,382 MMBtu per day of winter capacity expiring in 2005.  Texas Gas believes most of these contracts will be renewed or remarketed.

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

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting us to expand our storage facilities.  On February 11, 2005, Texas Gas received FERC approval to begin expanding our western Kentucky storage complex for service to two customers beginning November 1, 2005.  The project will allow the withdrawal of an additional 82,000 MMBtu per day at a cost of $21.7 million, which will be funded by internally generated cash flows. Texas Gas was evaluating another storage expansion with an in-service date of November 1, 2006.  However, based upon the bids received during a binding open season that concluded on December 17, 2004, Texas Gas has withdrawn that project.

Although Texas Gas does not purchase gas supply for resale, it is important that we provide our customers access to adequate, diverse gas supply options to maintain our competitive position.   We continually assess the nature of our supply areas and explore alternatives, as well as enhancement opportunities of existing facilities.  In 2004, Texas Gas attached additional supply options for our customers, including:

•

Completed a 400,000 MMBtu per day interconnect with Sea Robin which began flowing gas on May 1, 2004;

•

Reached an agreement to expand our Lowry interconnect by 75,000 MMBtu per day;

•

Reached an agreement for a new interconnect at Woodlawn in Louisiana that will allow us to receive up to 105,000 MMBtu per day from the Lake Charles liquefied natural gas (LNG) terminal; and

•

As a result of the acquisition of Gulf South Pipeline Company, LP by Boardwalk, we are able to  explore opportunities to work with Gulf South to further enhance our supply accessibility for our customers.

Critical Accounting Policies and Estimates

The accompanying financial statements of Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  As a result of the change in control of Texas Gas, the financial statements presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Statements of Financial Position and the Statements of Operations and Cash Flows have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.

The accounting policies discussed below are considered by management to be critical to an understanding of Texas Gas’ Statements of Financial Position and Operations as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity.

Regulation.  We are regulated by the FERC and subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Accordingly, we have recorded assets and liabilities on its Statements of Financial Position resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  Our continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the natural gas industry.  In the event that SFAS No. 71 no longer applied to all, or a separable portion, of our operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  None of our regulatory assets as of December 31, 2004 and 2003 were earning a return.

The FERC regulatory processes and procedures govern the tariff rates that we are permitted to charge to customers for interstate transportation and storage of natural gas.  Certain revenues we collect may be subject to possible refunds upon final orders in pending rate cases with the FERC.  Accordingly, we record estimates of rate refund reserves considering our and third-party’s regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.  At December 31, 2004, we had no pending rate case proceedings and no associated rate refunds.  Texas Gas is required to file a rate case with the FERC with rates to be effective no later than November 1, 2005.   We can provide no assurances as to the financial outcome of our planned 2005 rate case relative to our current rate structure.

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

Purchase Price Allocation and Impairment of Goodwill.  Our purchase price allocation reflects the underlying assumption that the historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities.  Accordingly, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  SFAS No. 142 “Goodwill and Other Intangible Assets” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment test performed in accordance with SFAS No. 142 requires that a reporting unit’s fair value be estimated.  We used a discounted cash flow model to estimate the fair value of our operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount at December 31, 2004 and therefore resulted in no impairment.  Accordingly, there have been no impairments recorded in 2004.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Employee Benefits.  We have a defined-benefit pension plan for substantially all employees and a health care plan which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996 and have met certain other requirements.  Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans.  These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, within certain guidelines.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.  These differences may result in a significant impact on the amount of expense recorded in future periods.

Financial Analysis of Operations

This analysis discusses financial results of operations for the years 2004 and 2003.  We have based our narrative analysis of our results of operations for the twelve-month periods then ended on the combined results of operations. As more fully discussed in the notes to financial statements, the Texas Gas purchase price allocation creates a new basis of accounting post-acquisition, necessitating the use of a bold vertical line in the Statements of Operations.  For the purpose of our financial analysis of operations, we have combined the pre-acquisition and post-acquisition results for 2003.  This pro forma total combines two different bases of accounting, which qualifies as a non-GAAP measure.  However, due to the fact that our purchase price allocation considers that historical book value is equal to fair value, there are not significant differences between the two presentations.  Depreciation expense and interest expense are impacted by the new purchase price allocation, and related financing, and we will indicate that specifically as we discuss operating variances.  As the excess of fair value paid over net book value was allocated to goodwill, which is non-amortizable, there is no impact on results of operations from that allocation item.

2004 Compared to 2003:

Operating revenues increased $5.2 million, or 2.0 percent, in 2004 compared to 2003 primarily attributable to the following:

•

 $3.9 million increase in storage services due to new contracts and

•

 $3.3 million from a regulatory settlement in 2004.

These increases were partially offset by

•

 lower transportation by others revenue due to the expiration of transportation contracts on third-party pipelines and

•

 lower Summer No-Notice services which were negatively impacted by the high price of gas which caused power plants to find alternative sources of fuel, shut down or not run.

Operating costs and expenses increased $11.9 million in 2004 compared to 2003 due primarily to the following:

•

$5.7 million decrease in accruals recorded in 2003 primarily related to benefits;

•

$4.0 million higher labor and benefit costs due to an increase in the workforce since the Acquisition;

•

$3.9 million accrual for environmental costs;

•

$2.2 million increase in operation maintenance projects;

•

$1.0 million increase in property and liability insurance costs; and

•

$1.0 million increase in corporate overhead costs.

These expenses were partially offset by:

•

$3.0 million in lower depreciation expense primarily as a result of the application of purchase accounting;

•

$1.8 million decrease in expense due to a regulatory settlement; and

•

$1.5 million decrease in cost of gas transportation expenses due to the expiration of transportation contracts on third party pipelines.

Net income decreased $3.7 million, or 6.0 percent, primarily due to the increase in operating expenses explained above, partially offset by the increase in operating revenues.  Net miscellaneous other deductions were $0.7 million lower in 2004 than 2003 due to lower interest rates on debt which was offset by a decrease in interest income due to lower cash balances and decrease in return on that balance.  Income tax expense (charge-in-lieu-of) is $2.4 million lower in 2004 than 2003 due to the decrease in net income.

Property, plant and equipment, prior to the Acquisition, included certain amounts in excess of the original cost of regulated facilities, as a result of the Williams 1995 acquisition of Texas Gas.  This excess was being depreciated over 40 years, the estimated remaining useful lives of the assets at the date of Williams’ acquisition of Texas Gas, at approximately $11.0 million per year.  $4.1 million of this depreciation was recorded during the pre-Acquisition period of 2003, but is not reflected in the post-Acquisition property, plant and equipment amounts.  Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

Effect of Inflation

Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment.  A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs.  The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities.  The majority of Texas Gas’ property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs.  While amounts in excess of historical cost are not recoverable under current FERC practices, Texas Gas believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced.  Cost-based regulation along with competition and other market factors limit Texas Gas’ ability to price services or products to ensure recovery of inflation’s effect on costs.

Financial Condition and Liquidity

Texas Gas funds its operations and capital requirements with cash flows from operating activities and repayments of funds advanced to Boardwalk.  At December 31, 2004, the advances due Texas Gas by Boardwalk totaled $166.7 million.  The advances are represented by demand notes but are classified as noncurrent since Texas Gas does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the London Interbank Offered Rate (LIBOR) on the first day of each three-month period plus one percent and is compounded monthly.

We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in our credit ratings given by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings (rating agencies). At December 31, 2004, Texas Gas’ ratings were as follows:

Moody’s Investors Service	Baa2
Standard & Poor’s	BBB+
Fitch Ratings	BBB+

A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating.

Texas Gas’ capital expenditures, net of retirements and salvage, for 2004 and 2003 were $41.9 million and $34.7 million, respectively.  Capital expenditures for 2005 are expected to approximate $55.0 million.

The table below summarizes the more significant contractual obligations and commitments by period (in millions).

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contributions to benefit plans	$ 5.3	$ 5.3	-	-	-
Capital commitments	34.8	33.5	$ 1.3	-	-
Long-term debt	350.0	-	-	-	$ 350.0
Total	$ 390.1	$ 38.8	$ 1.3	-	$ 350.0

Although no assurances can be given, Texas Gas expects to fund its capital requirements through cash flows from its operating activities and available cash.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by officials of Texas Gas, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by Texas Gas, which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond Texas Gas’ control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

The gas transmission and storage operations of its subsidiaries are subject to government regulations and rate proceedings that could have an adverse impact on their ability to recover the costs of operating their pipeline facilities.

•

Texas Gas is subject to environmental and safety regulation in all jurisdictions in which they operate, and any changes in such regulations could negatively affect its results of operations.

•

Gas transmission and storage activities involve numerous risks that might result in accidents and other operating risks and costs.

•

Terrorist activities and the potential for military and other actions could adversely affect Texas Gas’ business.

•

Increased competition could have a significant financial impact on Texas Gas.

•

New natural gas supply sources may fail to develop.

•

Texas Gas may not be able to maintain or replace gas transportation service and storage contracts at favorable rates as existing contracts expire.

•

A significant portion of Texas Gas’ revenues are from a small number of customers.

Developments in any of these areas, which are more fully described elsewhere in this Report, could cause Texas Gas’ results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and Texas Gas expressly disclaims any obligation or undertaking to update these statements to reflect any change in Texas Gas’ expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our market risk is limited to our long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at December 31, 2004, had a carrying value of $347.8 million and a fair value of $356.0 million.  The weighted-average interest rate of Texas Gas’ long-term debt is 5.36%.  Texas Gas’ $250.0 million (4.600%) and $100.0 million (7.250%) long-term debt issues mature in 2015 and 2027, respectively.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Texas Gas Transmission, LLC

     We have audited the accompanying Statements of Financial Position of Texas Gas Transmission, LLC (formerly Texas Gas Transmission Corporation) (the “Company”) as of December 31, 2004 and 2003, and the related Statements of Operations, Stockholder’s and Member’s Equity, and Cash Flows for the year ended December 31, 2004 and for the periods January 1, 2003 through May 16, 2003 (pre-acquisition) and May 17, 2003 through December 31, 2003 (post-acquisition).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Texas Gas Transmission, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the periods January 1, 2003 through May 16, 2003 (pre-acquisition) and May 17, 2003 through December 31, 2003 (post-acquisition), in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Texas Gas Transmission, LLC

      We have audited the accompanying statements of operations, cash flows, and stockholder’s and member’s equity of Texas Gas Transmission, LLC (formerly Texas Gas Transmission Corporation) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Texas Gas Transmission, LLC for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Houston, Texas

March 5, 2003

 TEXAS GAS TRANSMISSION, LLC

STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

	December 31,
ASSETS	2004	2003
Current Assets:
Cash and cash equivalents	$ 12,201	$ 19,171
Receivables, net:
Trade	26,900	28,070
Affiliates	1,527	-
Other	3,512	6,312
Gas Receivables:
Transportation and exchange	1,792	2,357
Transportation, affiliates	375
Storage	13,948	15,355
Inventories	13,746	13,529
Costs recoverable from customers	2,611	3,729
Deferred income taxes	2,752	1,846
Prepaid expenses and other current assets	2,911	4,756
Total current assets	82,275	95,125

Property, Plant and Equipment:
Natural gas transmission plant	595,182	562,930
Other natural gas plant	168,180	158,903
	763,362	721,833

Less—Accumulated depreciation and amortization	49,508	18,312
Property, plant and equipment, net	713,854	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	118,177	120,045
Advances to affiliates, non-current	166,668	116,512
Deferred income taxes	49,258	88,919
Costs recoverable from customers	35,984	37,158
Other	13,077	16,258
Total other assets	546,638	548,171

Total Assets	$ 1,342,767	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

	December 31,
LIABILITIES AND EQUITY	2004	2003
Current Liabilities:
Payables:
Trade	$ 8,867	$ 7,627
Affiliates	1,659	473
Other	511	2,335
Gas Payables:
Transportation and exchange	1,513	767
Storage	28,296	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	-	575
Accrued income taxes	1,286	-
Accrued taxes other	5,822	5,143
Accrued interest	4,281	4,654
Accrued payroll and employee benefits	21,770	20,381
Accrued fuel tracker	917	8,766
Other accrued liabilities	6,815	8,947
Total current liabilities	81,737	107,565

Long –Term Debt	347,802	347,629

Other Liabilities and Deferred Credits:
Postretirement benefits	28,001	30,053
Provision for other asset retirement	29,700	28,002
Other	12,330	18,006
Total other liabilities and deferred credits	70,031	76,061

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	39,449	11,814
Total member’s equity	843,197	815,562

Total Liabilities and Equity	$ 1,342,767	$ 1,346,817

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

STATEMENTS OF OPERATIONS

(Thousands of Dollars)

	Post-Acquisition		Pre-Acquisition
	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002

Operating Revenues:
Gas transportation	$ 251,411	$ 138,693	$ 111,622	$ 260,662
Gas storage	7,173	2,435	814	2,317
Other	2,913	1,732	1,011	3,695
Total operating revenues	261,497	142,860	113,447	266,674

Operating Costs and Expenses:
Operation and maintenance	47,159	25,430	16,097	51,389
Administrative and general	52,379	29,632	13,642	52,989
Depreciation and amortization	33,684	20,544	16,092	37,806
Taxes other than income taxes	16,844	10,690	6,077	16,033
Total operating costs and expenses	150,066	86,296	51,908	158,217

Operating Income	111,431	56,564	61,539	108,457

Other (Income) Deductions:
Interest expense	20,107	13,560	7,392	20,490
Interest income from affiliates	(3,270)	(1,516)	(1,965)	(1,468)
(Gain) loss on sale of equipment	-	1	(30)	(1,140)
Miscellaneous other income	(1,132)	(353)	(719)	(2,171)
Total other deductions	15,705	11,692	4,678	15,711

Income before income taxes	95,726	44,872	56,861	92,746

Provision for income taxes	-	-	22,387	36,647
Charge-in-lieu of income taxes	38,091	18,058	-	-

Net Income	$ 57,635	$ 26,814	$ 34,474	$ 56,099

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

 STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Post-Acquisition		Pre-Acquisition
	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002

OPERATING ACTIVITIES:
Net income	$ 57,635	$ 26,814	$ 34,474	$ 56,099
Adjustments to reconcile to cash provided
from (used in) operations:
Depreciation and amortization	33,684	20,544	16,092	37,806
Provision for deferred income taxes	37,953	19,678	5,494	38,915
(Gain) loss on sale of equipment	-	1	(30)	(1,140)
Changes in operating assets and liabilities:
Receivables	5,567	10,378	(27,426)	(34,444)
Receivable – TGT Enterprises, Inc.	-	-	-	7,003
Inventories	(217)	73	(22)	370
Affiliates	(341)	473	(7,550)	-
Other current assets	6,200	(3,126)	5,004	7,998
Accrued income taxes due affiliate	-	-	(11,306)	(2,705)
Accrued and deferred income taxes	630	(2,109)	-	-
Payables and accrued liabilities	(10,448)	31,672	(4,196)	(17,566)
Reserve for regulatory and rate matters	-	-	-	(31,107)
Other, including changes in noncurrent assets and liabilities
	1,967	(34,966)	27,196	(26,746)
Net cash provided by operating activities	132,630	69,432	37,730	34,483
INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction
	(41,920)	(34,706)	(43)	(27,448)
Advances to affiliates, net	(50,395)	(116,146)	(37,964)	3,156
Net cash used in investing activities	(92,315)	(150,852)	(38,007)	(24,292)
FINANCING ACTIVITIES:
Proceeds from long-term debt	-	523,306	-	-
Payment of long-term debt	(17,285)	(407,715)	-	-
Dividends	(30,000)	(15,000)	-	(10,000)
Net cash provided by (used in) financing activities	(47,285)	100,591	-	(10,000)
Increase (decrease) in cash and cash equivalents	(6,970)	19,171	(277)	191
Cash and cash equivalents at beginning of period	19,171	-	277	86
Cash and cash equivalents at end of period	$ 12,201	$ 19,171	$ -	$ 277

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 19,227	$ 10,405	$ 9,852	$ 22,171
Income taxes, net	-	$ 492	$ 28,199	$ 434
Non-cash dividends	-	-	$ 29,022	-

The accompanying notes are an integral part of these financial statements

TEXAS GAS TRANSMISSION, LLC

  STATEMENTS OF STOCKHOLDER’S AND MEMBER’S EQUITY

  (Thousands of Dollars)

	Retained	Common	Paid-in
	Earnings	Stock	Capital
Pre-Acquisition
Balance, stockholder’s equity, December 31, 2001	$ 54,971	$ 1	$ 630,608
Add (deduct):
Net income	56,099	-	-
Dividend on common stock	(10,000)	-	-

Balance, stockholder’s equity, December 31, 2002	101,070	1	630,608
Add (deduct):
Net income	34,474	-	-
Non-cash dividend	(29,022)	-	-
Balance, stockholder’s equity, May 16, 2003	$ 106,522	$ 1	$ 630,608

Post-Acquisition
Beginning Balance, Member’s Equity, May 16, 2003 Add (deduct):	$ -	$ -	$ 802,813
Additional paid in capital	-	-	935
Dividends paid	(15,000)	-	-
Net income	26,814	-	-
Balance, Member’s Equity, December 31, 2003	11,814	-	803,748
Add (deduct):
Dividends paid	(30,000)	-	-
Net income	57,635	-	-
Balance, Member’s Equity, December 31, 2004	$ 39,449	$ -	$ 803,748
The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Texas Gas Transmission, LLC (Texas Gas) is a wholly-owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk) (formerly TGT Pipeline LLC). Boardwalk is a wholly-owned subsidiary of Boardwalk Pipelines Holding Corporation (Holding Corp.) (formerly TGT Pipeline Holding Corp.), which is wholly-owned by Loews Corporation (Loews).  Boardwalk was formed in April 2003, with an initial capitalization on May 16, 2003 (Inception), of $804 million, to acquire all of the outstanding capital stock of Texas Gas Transmission Corporation (Acquisition). Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission LLC.

Basis of Presentation

The accompanying financial statements of Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  As a result of the change in control of Texas Gas, the financial statements presented for the period after the Acquisition reflect a new basis of accounting.  Accordingly, the Statements of Operations and Cash Flows have been separated by a bold vertical line into a pre-Acquisition period and a post-Acquisition period.  The Statements of Stockholder’s and Member’s Equity has a bold line separating the pre-Acquisition equity from the post-Acquisition equity.

The accompanying post-Acquisition financial statements reflect the pushdown fo 100% of the purchase price resulting from the Acquisition. An allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP.  As Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulations,” the historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill.  The accounting for the effects of the Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs.  During 2004, adjustments were made to finalize the estimated allocation that decreased goodwill approximately $5.8 million and reduced other liabilities related to the resolution of certain revenue refund issues, as well as the related deferred tax impact.  As of December 31, 2004, we had $163.5 million of goodwill recorded as an asset on our Statements of Financial Position.  Texas Gas may make further adjustments to the purchase price allocation pending possible revisions to the tax basis of assets and liabilities assumed in the Acquisition consistent with the provisions of Emerging Issues Task Force No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

The Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, we will have tax basis in our net assets approximately equal to the Acquisition price.   In connection with the terms of this election, temporary differences that existed prior to the Acquisition no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.  Therefore, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated.  As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  The condensed financial statements contained herein reflect a Charge-In-Lieu of Income Taxes subsequent to the Acquisition in recognition of the federal and state income tax liabilities incurred by the company.  For federal and state income taxation, Texas Gas is subject to tax as a division of its parent corporation, Holding Corp.

The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of the beginning of the periods presented.  The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the allocation of the Acquisition purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of post-Acquisition debt by Texas Gas, and the application of a portion of the proceeds of such debt to prepay $132.7 million principal amount of Texas Gas’ existing notes and the related tax effect of these items.

	For the year ended December 31, 2003	For the year ended December 31, 2002
Operating revenue	$ 255,811	$ 266,674
Income before charge-in-lieu of taxes	103,018	101,436
Net income	60,784	60,212

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Note 2:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets, goodwill, property and equipment and other long-lived assets, charge-in-lieu-of income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Goodwill

As part of the allocation of the purchase price of the Acquisition, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  SFAS No. 142, “Goodwill and Other Intangible Assets” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.  The annual impairment test is performed on December 31.  An impairment test performed in accordance with SFAS No. 142 requires that a reporting unit’s fair value be estimated.  We used a discounted cash flow model to estimate the fair value of Texas Gas and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount in 2004.  Therefore, there have been no impairments recorded in 2004.

Segment Information

We operate in one segment - gas transportation and integrated underground gas storage.  This segment consists of an interstate natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois, with 5,900 miles of mainline, storage and branch transmission pipelines.

Regulatory Accounting

We are regulated by the FERC and are subject to the provisions of SFAS No. 71.  Accordingly, we have recorded assets and liabilities on our Statements of Financial Position resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  Our continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the natural gas industry.  In the event that SFAS No. 71 no longer applied to all, or a separable portion, of our operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  None of our regulatory assets as of December 31, 2004 and 2003 were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas Statements of Financial Position as of December 31, 2004 and 2003, are summarized as follows (shown in thousands):

	2004	2003
Regulatory Assets:
Pension	$ 128	$ -
Income tax	6,526	6,129
Unamortized debt expense and premium on reacquired debt	13,699	15,708
Post retirement benefits other than pension	32,374	34,892
Gas supply realignment costs	(432)	(152)
Total regulatory assets	$52,295	$56,577

Regulatory Liabilities:
Pension plan costs	-	$ 2,327
Fuel tracker	$ 917	5,266
System management/cashout tracker	77	5,424
Provision for asset retirement	29,700	28,002
Unamortized discount on long-term debt	(2,198)	(2,371)
Total regulatory liabilities	$28,496	$38,648

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of reserves or write-offs.  We establish an allowance for doubtful accounts receivable on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur.  Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance.  This allowance was approximately $0.2 million at December 31, 2004 and 2003.  We expensed $0.0 in 2004, $(0.4) million in post-Acquisition 2003 and $0.0 in pre-Acquisition 2003 and $0.0 in 2002 on our Statements of Operations to write off or reserve for doubtful accounts.

Advances to Affiliates

Texas Gas makes advances to Boardwalk.  These advances are represented by demand notes.  Advances are stated at historical carrying amounts.  Interest income and expense is recognized on an accrual basis when collection is reasonably assured.  The advances are classified as noncurrent since Texas Gas does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the three-month London Interbank Offered Rate (LIBOR) on the first day of each three-month period plus one percent and is compounded monthly.

Inventories

Inventories consisting of materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence.  Such allowance was $0.2 million and $0.6 million at December 31, 2004 and 2003 respectively.

Property, Plant and Equipment

Depreciation is provided primarily on the straight-line method at FERC prescribed rates, over estimated useful lives ranging from 5 to 56 years.  Reflecting the application of composite depreciation, gains and losses from the ordinary sale and retirement of property, plant and equipment (PP&E) generally do not impact net PP&E.  Other gains and losses are recorded in net income.  Depreciation and amortization expense for the year ended December 31, 2004, was $33.7 million, $16.1 million for pre-Acquisition in 2003 and $20.5 million for post-Acquisition in 2003, and $37.8 million for the year ended December 31, 2002.

Construction costs and expenditures for major renewals and improvements, which extend the lives of the respective assets, are generally capitalized.

Gas in Storage and Gas Receivables/Payables

Texas Gas has underground gas in storage which is utilized for system management and operational balancing, as well as for certain tariff services including firm, interruptible and no-notice storage services and parking and lending services.  Consistent with the above, certain of these volumes are necessary to provide for storage services which allow third parties to store our own natural gas in our underground facilities.   Additionally, in the course of providing transportation and storage services to customers, Texas Gas may receive different quantities of gas from the shippers than the quantities delivered on behalf of those shippers.  The transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future.  Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

The accompanying financial statements reflect the balance of underground gas in storage, as well as the resulting activity around the services and balancing activity described above.  Gas Stored Underground includes natural gas volumes owned by Texas Gas, reduced by certain operational encroachments upon that gas. These amounts are valued at historical cost, consistent with the purchase price allocation applied to a company that applies the provisions of SFAS No. 71.

Gas receivables and payables represent certain amounts attributable to balancing and tariff services associated with the storage services.  As discussed above, imbalances arise in the normal course of providing transportation and storage services to customers.  Gas receivables and payables include volumes receivable from or payable to third parties in connection with the imbalance activity.  For Texas Gas, these amounts are valued at the historical value of gas in storage, consistent with the regulatory treatment and the settlement history.

Gas receivables and payables also reflects certain amounts of customer-owned gas at the Texas Gas facilities.  Consistent with certain regulatory treatment prescribed by the FERC as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for certain customer-owned gas in its facilities for certain storage and related services.  This amount was valued at the historical cost of gas, consistent with other Texas Gas balances, and was $29.8 million and $31.4 million at December 31, 2004 and 2003, respectively.

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

Income Taxes

As previously discussed, Texas Gas was converted into a limited liability company immediately following the Acquisition.  In connection with the terms of this election, temporary differences that existed prior to the Acquisition no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.  Therefore, deferred tax asset and liability balances existing prior to the Acquisition have been eliminated.  The condensed financial statements contained herein reflect a Charge-in-lieu of income taxes subsequent to the Acquisition pursuant to GAAP and in recognition of ratemaking allowed for such costs.

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

Capitalized Interest

The allowance for funds used during construction represents the cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices.  The allowance for borrowed funds used during construction and capitalized interest for the year ended December 31, 2004, for the pre- and post-Acquisition periods in 2003 and the year ended December 31, 2002, was $ 0.3 million, $0.3 million, $0.0 million, and $0.9 million, respectively.   The allowance for equity funds used during construction for the year ended December 31, 2004, pre- and post-Acquisition periods in 2003 and the year ended December 31, 2002, was $0.8 million, $0.7 million, $0.2 million, and $2.4 million, respectively.  The allowance for borrowed funds used during construction reduces interest expense and the allowance for equity funds is included in miscellaneous other income within the Statements of Operations.

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

The following table illustrates the effect on net income if Texas Gas had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (expressed in thousands):

Year Ended December 31, 2002
Net income, as reported	$ 56,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	926
Pro forma net income	$ 55,173

Pro forma amounts for 2002 include compensation expense from Williams awards made in 2002 and 2001 and compensation expense from certain Williams awards made in 1999.

The effects of applying SFAS No.123  to compute pro forma net income for the period shown above may not be representative of the effects on reported net income.  The fair value of each award was estimated using the Black-Scholes options pricing model.  See Note 5 for the assumptions used in the calculation of fair value.

Cash flows from operating activities

We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses accounting and reporting for legal asset retirement obligations associated with the retirement of long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation during the period in which the liability is incurred, if a reasonable estimate of fair value can be made.  We have determined that asset retirement obligations exist for certain of our utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations.

Depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, we accrue estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, we have collected a certain amount in rates representing estimated net costs of removal, which do not represent a legal obligation. We have reclassified $29.7 million and $28.0 million as of December 31, 2004 and 2003 in the accompanying Statements of Financial Position as Provision for other asset retirement.

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Note 3:  Commitments and Contingencies

Regulatory, Rate Matters and Related Litigation

Storage Expansion Project

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting us to expand our storage facilities.  On February 11, 2005, Texas Gas received FERC approval to begin expanding our western Kentucky storage complex for service to two customers beginning November 1, 2005.  Texas Gas estimates this project will cost approximately $21.7 million and will allow the additional withdrawal of 82,000 MMBtu per day.  Texas Gas was evaluating another storage expansion with an in-service date of November 1, 2006.  However, based upon the bids received during a binding open season that concluded on December 17, 2004, Texas Gas has withdrawn this project.

General Rate Case

At December 31, 2004, we had no pending rate case proceedings and no associated rate refunds. Pursuant to the settlement of its last general rate case in FERC Docket No. RP00-260, Texas Gas is required to file a new general rate case with the FERC with rates to be effective no later than November 1, 2005.

FERC Order No. 2004 (Docket No. RM01-10)

On November 25, 2003, the FERC issued its Final Rule (Order No. 2004) establishing uniform “Standards of Conduct for Transmission Providers.” Order No. 2004 defines transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities, adopts the same standards of conduct for all transmission providers, and, subject to certain exemptions, broadly defines energy affiliates to include any affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  It adopts the “no conduit rule” for implementing information disclosure prohibitions, which is more flexible than the “automatic imputation rule”; prohibits Transmission Providers from sharing employees and information with its Energy Affiliates, including affiliated asset managers, and trading and financial affiliates; prohibits the sharing of employees and information across industries; and requires mandatory training for employees and the designation of a Chief Compliance Officer.  Since Texas Gas has no sales function and no energy or marketing affiliates, Texas Gas filed a request for exemption from Order No. 2004 in Docket No. TS04-253. On September 20, 2004, the FERC issued an order granting Texas Gas’ request for an exemption.  A third party requested a late intervention and rehearing of Texas Gas’ exemption request. On December 21, 2004, FERC issued Order No. 2004-C, clarifying its prior orders and denying the intervenor’s request for rehearing of the full exemption granted to Texas Gas.  Texas Gas is thus currently exempt from compliance with Order No. 2004.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. Potential alternatives appear to include (1) leaving the current discount adjustment policy unchanged, (2) eliminating the discount adjustment for gas-on-gas competition, (3) increasing the burden of proof on pipelines to obtain a discount adjustment by eliminating the presumption applicable to non-affiliate discounts, (4) eliminating the discount adjustment relating to long-term contracts, (5) increasing pipeline reporting requirements or further stiffening the pipeline standards of conduct related to discounting, or (6) prohibiting all affiliate discounts. Comments were due to the FERC by March 3, 2005. Considering the wide array of possible outcomes to this matter, Texas Gas is currently unable to project the impact of this issue on either its financial condition or its results of operations, if any.

Pipeline Integrity

On November 5, 2004, the Chief Accountant of the FERC issued a proposed Accounting Release which provided guidance on accounting for pipeline assessment activities.  If finalized, the Accounting Release would require an entity to recognize costs incurred in performing pipeline assessments that are a part of a pipeline integrity management program as maintenance expense.  Texas Gas feels its current accounting treatment of pipeline integrity management costs follows the FERC’s guidelines and, at this time, doesn’t anticipate any material impact from the adoption of the Accounting Release when issued.

Annual Fuel Filings

Texas Gas submits annual filings to the FERC to adjust its Fuel Retention Percentages, thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates.  On August 30, 2004, Texas Gas submitted its Fuel Tracker Filing (Docket No. RP04-522) reflecting a slight increase in fuel rates for the annual period November 1, 2004 through October 31, 2005.  On October 18, 2004, the FERC issued an order accepting these rates as filed.

Environmental and Safety Matters

Texas Gas is subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

During 2004, as part of our proactive approach to environmental matters, Texas Gas entered into agreements, or met with various state agencies, to address remediation issues primarily on a voluntary basis.  As a result of these actions, Texas Gas increased the environmental accrual by $3.9 million during the fourth quarter of 2004.  As of December 31, 2004 and 2003 respectively, Texas Gas had an accrued liability of approximately $4.1 million and $1.1 million for estimated probable costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA.  The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain.  We operate one facility in an area designated as non-attainment for the current ozone standard (eight-hour standard).  Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost $13.3 million by the end of 2005 and will be recorded as additions to property, plant and equipment as the facilities are added.  If the EPA designates additional new non-attainment areas which impact our operations, the cost of additions to property, plant and equipment is expected to increase; however, we are unable at this time to estimate with any certainty the cost of additions that may be required.  Additionally, the EPA promulgated new rules regarding hazardous air pollutants in 2004, which will impose controls in addition to the measures described above.  Three facilities will be affected by the new regulations at an estimated cost of $1.3 million.  The effective compliance date for the hazardous air pollutants regulations and installation of associated controls is anticipated to be during 2007.

We consider environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be recoverable through base rates, as they are prudent costs incurred in the ordinary course of business and therefore no regulatory asset has been recorded to defer these costs.  The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

 In December 2003, the U.S. Department of Transportation Office of Pipeline Safety issued a final rule incorporating the requirements of the Pipeline Safety Improvement Act of 2002.  The rule requires gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas (HCAs) in the event of pipeline failure.  Pursuant to the rule, Texas Gas was required by December 17, 2004 to identify HCAs on its system and develop a written integrity management program providing for a baseline assessment and periodic reassessments to be completed within specified timeframes.  We believe our costs to comply with the rule during the initial ten-year baseline period ending in 2012 will range from $40 to $50 million.  We consider the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundled their merchant role from their transportation services.  FERC Order 636 also provided that pipelines should be allowed the opportunity to recover a portion of prudently incurred transition costs which, for Texas Gas, were primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs.

In September 1995, Texas Gas received FERC approval of a settlement agreement, which resolved all issues regarding Texas Gas’ recovery of GSR costs.  Texas Gas paid approximately $76 million related to GSR costs and subsequently collected approximately $68 million, plus interest, from its customers.

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  Texas Gas will also be required to refund approximately $0.4 million to customers during the first half of 2005.

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

•

A nationwide class action lawsuit against pipeline and gathering companies, including Texas Gas, for alleged mismeasurement techniques resulting in the underpayment of royalties; and

•

A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.  Oral arguments on this claim will be heard April 1, 2005.

As a result, Williams is defending these actions on behalf of Texas Gas.  Since Williams has retained responsibility for these claims, they are not expected to have a material effect upon our future financial condition or results of operations.

Other Legal Matters

Texas Gas is party to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its financial position or results of operations.

Other Commitments

Commitments for Construction

Texas Gas has commitments for construction and acquisition of property, plant and equipment of approximately $34.8 million at December 31, 2004, of which $33.5 million and $1.3 million are expected to be expended in 2005 and 2006, respectively..

Note 4:  Financing

Long-term debt issues were outstanding as follows (expressed in thousands):

	December 31,
	2004	2003
Debentures:
7.250% due 2027	$100,000	$100,000
Notes:
8.625% due 2004	-	17,285
4.600% due 2015	250,000	250,000
	350,000	367,285
Unamortized debt discount	(2,198)	(2,379)
Current portion of long-term debt	-	(17,277)
Total long-term debt	$347,802	$347,629

Our debentures and notes have restrictive covenants which provide that, with certain exceptions, Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  All our obligations are unsecured.

On May 16, 2003, Texas Gas borrowed $275 million (TG-Interim Loan) at 2.6% per annum and advanced the proceeds to Boardwalk under an interest bearing promissory note.  On May 28, 2003, Texas Gas sold $250 million principal amount of its 4.60% notes due 2015, at a discount (effective rate of 4.77%).  Concurrently, Boardwalk sold $185 million principal amount of its 5.20% notes due 2018, at a discount (effective rate of 5.40%) and used the proceeds to repay advances to Texas Gas.  Texas Gas used the proceeds from the sale of its 4.60% notes together with the proceeds received from Boardwalk to repay the TG-Interim Loan, to repay $132.7 million principal amount of its outstanding $150 million aggregate principal amount of 8.625% notes due April 2004, plus accrued interest and premium.  In March 2004, Texas Gas repaid the balance of the notes upon final maturity with available cash.

Note 5:  Employee Benefits

Retirement Plan

Substantially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan (Retirement Plan) offered by Texas Gas.  Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Texas Gas has not been required to fund the Retirement Plan since 1986.

As a result of the Acquisition, Texas Gas recognized $24.9 million of previously unrecognized market losses and prior service costs reducing our prepaid pension asset and corresponding regulatory liability.   To the extent our pension plan is overfunded, Texas Gas is required to record an offsetting regulatory liability since our ratepayers would be the beneficiaries of any overfunded pension assets if the pension plan were ever terminated.  Texas Gas uses a measurement date of December 31 for its pension plan.  The following table presents the changes in benefit obligations and plan assets for pension benefits for the periods indicated.  It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Statements of Financial Position at December 31 of each year indicated (expressed in thousands).

	For the year ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003
Change in benefit obligation:
Benefit obligation at beginning of period	$ 90,719	$ 87,829	$ 93,655
Service cost	3,516	2,075	1,631
Interest cost	5,582	3,243	2,223
Actuarial loss (gain)	6,373	64	(6,424)
Benefits paid	(2,717)	(2,492)	(3,256)
Benefit obligation at end of period	$103,473	$ 90,719	$ 87,829
Change in plan assets:
Fair value of plan assets at beginning of period	$ 89,302	$ 91,288	$ 93,778
Actual return on plan assets	6,471	506	766
Benefits paid	(2,717)	(2,492)	(3,256)
Fair value of plan assets at end of period	$ 93,056	$ 89,302	$ 91,288
Funded status	$ (10,417)	$ (1,417)
Unrecognized net actuarial loss	10,289	3,744
Net amount recognized	$ (128)	$ 2,327

Amounts recognized in the Statements of Financial Position consist of:

PENSION BENEFITS
	December 31, 2004	December 31, 2003
Prepaid benefit cost	$ -	$ 2,327
Accrued benefit liability	(128)	-
Net amount recognized	$ (128)	$ 2,327
Accumulated Benefit Obligation (ABO)	$ 81,376	$68,344

Net pension benefit expense consists of the following:

	For the Year Ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Components of net periodic pension expense:
Service cost	$ 3,516	$ 2,075	$ 1,631	$ 4,334
Interest cost	5,582	3,243	2,223	6,668
Expected return on plan assets	(6,644)	(4,186)	(3,278)	(10,598)
Amortization of prior service credit	-	-	(478)	(1,270)
Special termination benefit cost	-	-	-	3,458
Settlement charge	-	-	-	4,609
Regulatory asset accrual	(2,454)	(1,132)	(98)	(7,201)
Net periodic pension expense	$ -	$ -	$ -	$ -

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (expressed in thousands):

Retirement Plan
2005	$ 2,228
2006	2,806
2007	3,427
2008	4,598
2009	6,337
Years 2010 through 2014	53,750

Texas Gas’ pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Debt securities	67.00%	25.48%
Equity securities	29.70%	71.51%
Cash and other	3.30%	3.01%
Total	100.00%	100.00%

We employ a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Weighted-average assumptions used to determine benefit obligations for the periods indicated:

	December 31, 2004	December 31, 2003
Discount rate	5.875%	6.250%
Rate of compensation increase	5.500%	5.500%

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Discount rate	6.25%	6.00%	7.00%	7.00%
Expected return on plan assets	7.50%	7.50%	8.50%	8.50%
Rate of compensation increase	5.50%	5.25%	5.00%	5.00%

Other than Supplemental Retirement Plan (SERP) costs, Texas Gas recognizes expense concurrent with the recovery in rates.  Since Texas Gas’ Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates and does not anticipate contributing to the pension plan during 2005.  SERP expenses recognized by Texas Gas were less than $0.1 million in 2004, $0.1 million post-acquisition 2003, $1.2 million pre-acquisition 2003 and $1.1 million in 2002.

Postretirement Benefits Other than Pensions

Prior to the Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was part of a multi-employer plan under Williams; however, for regulatory purposes Texas Gas’ liabilities and plan assets were accounted for separately.  After the Acquisition, Texas Gas’ Postretirement Benefits Other than Pension were segregated from Williams and are no longer considered a multi-employer plan.

We provide life insurance and health care plans which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. We made contributions to this plan in the amount of $5.3 million during 2004,  $2.7 million during the post-Acquisition and $2.7 million during the pre-Acquisition periods in 2003 and $5.4 million in 2002.  Texas Gas’ latest settled rate case with the FERC (Docket No. RP00-260) allows recovery of $5.3 million annually, including amortization of previously deferred postretirement benefit costs and as such, Texas Gas anticipates contributing $5.3 million to its other postretirement benefit plan during 2005. Net postretirement benefit expense related to Texas Gas’ participation in the Williams’ plan is $2.6 million for the 2003 pre-Acquistion period and $5.3 million for 2002, including $2.0 million and $3.6 million of amortization of a regulatory asset, respectively.  The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which was recognized at the date of the Williams acquisition in 1995. This asset is being amortized concurrently with the recovery of these costs through rates.

As a result of the Acquisition, Texas Gas recognized $7.7 million of previously unrecognized market losses and prior service costs during 2003.  This amount was recorded as a regulatory asset for recovery through rates.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law.  Texas Gas adopted the guidance issued by the FASB in FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” in the third quarter of 2004.  FASB Staff Position 106-2 results in recognition of lower postretirement benefits other than pensions costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act.  Texas Gas and its actuarial advisors determined that benefits provided by their plan as of January 1, 2004, were at least actuarially equivalent to Medicare Part D, and, accordingly, Texas Gas will be entitled to the subsidy provided in the Medicare Act.  As a result of the Medicare Act, Texas Gas’ accumulated postretirement benefit obligation as of January 1, 2004 was reduced by $8.3 million.  The effect of the subsidy on the measurement of net periodic postretirement benefit costs was not material.

Texas Gas uses a measurement date of December 31 for its postretirement benefits other than pensions.  Postretirement benefits other than pensions since the date of Acquisition are as follows (expressed in thousands):

Postretirement Life Insurance and Health Care Benefits
	For the year ended December 31, 2004	For the period May 17, 2003 through December 31, 2003
Change in benefit obligation (PBO):
Benefit obligation at beginning of period	$ 105,036	$ 105,966
Service cost	2,095	1,460
Interest cost	5,912	3,836
Plan participants’ contributions	1,044	815
Actuarial loss (gain)	17,480	(3,906)
Benefits paid	(5,968)	(3,135)
Benefit obligation at end of year	125,599	105,036
Change in plan assets:
Fair value of plan assets at beginning of period	71,717	70,227
Actual return on plan assets	4,837	1,125
Employer contributions	4,869	2,685
Plan participants’ contributions	1,044	815
Benefits paid	(5,968)	(3,135)
Fair value of plan assets at end of year	76,499	71,717
Funded status	(49,100)	(33,319)
Unrecognized net actuarial loss (gain)	15,927	(2,034)
Net amount recognized	$ (33,173)	$ (35,353)

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit liability	$ (33,173)	$ (35,353)
Net amount recognized	$ (33,173)	$ (35,353)

Weighted-average assumptions used to determine PBO:
Discount rate	5.875%	6.25%

FAS 106 Expense for the Year:
Service cost	$ 2,096	$ 1,460
Interest cost	5,912	3,836
Amortization of net loss (gain)	(66)	-
Expected return on plan assets	(5,252)	(2,998)
Total	$ 2,690	$ 2,298
Weighted-average assumptions used to determine FAS 106 expense:
Discount rate	5.875%	6.00%
Return on assets for medical/life	7.50% / 5.00%	7.50% / 5.00%

For 12/31/2004 measurement purposes, health care costs for the plans were assumed to increase 9.50% for 2005-2006 grading down to 5.00% in 0.5% annual increments for non-Medicare eligibles and 11.5% grading down to 5.00% in 0.5% annual increments fro Medicare eligibles.  For 12/31/2003 measurement purposes, health care costs for the plans were assumed to increase 9.00% pre-65 and 11.00% post-65, grading to 5.00% in 0.5% increments pre-65 and post-65 per annum.

Postretirement Life Insurance and Health Care Benefits
2005	$ 5,401
2006	5,293
2007	5,600
2008	5,945
2009	6,267
2010 - 2014	36,982

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Effect of 1% Increase:	2004	2003
Benefit obligation at end of year	$ 18,077	$ 16,323
Total of service and interest costs for year	1,352	1,586

Effect of 1% Decrease:
Benefit obligation at end of year	(14,670)	(12,679)
Total of service and interest costs for year	(1,078)	(1,217)

Texas Gas’ benefits other than pensions weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Fixed income	94.7%	86.0%
Cash and other	5.3%	14.0%
Total	100.0%	100.0%

Texas Gas benefits other than pensions investments employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

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

A summary of stock options previously granted to employees of Texas Gas under the plans is shown in the following table (options in thousands):

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	2,023	$ 20.96	1,737	$ 26.39
Granted	-	-	575	6.08
Exercised	-	-	(6)	(9.83)
Forfeited/expired	(2,023)	-	(48)	8.23
Employee transfers, in	-	-	63	25.16
Employee transfers, out	-	-	(298)	27.14
Outstanding - end of year	-	$ -	2,023	$ 20.96
Exercisable at year end	-	$ -	1,370	$ 26.04

The estimated fair value at date of grant of stock options granted to employees of Texas Gas for 2002 using the Black-Scholes option-pricing model, is as follows:

2002
Weighted-average grant date fair value of options for Williams common stock granted during the year:	$2.77
Assumptions:
Dividend yield	1.0%
Volatility	56.0%
Risk-free interest rate	3.6%
Expected life in years	5.0

Defined Contribution Plan

We maintain various defined contribution plans covering substantially all employees.  Costs related to these plans were $2.6 million in 2004, $1.0 million in 2003 pre-Acquisition, $1.6 million post-Acquisition, and $4.4 million in 2002.

Note 6:  Income Tax

Following is a summary of the provision for income taxes and charge-in-lieu of income taxes for the years ended December 31, 2004, 2003 and 2002 (expressed in thousands):

	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Current provision (benefit):
Federal	$ 114	$ (1,520)	$ 14,234	$ (1,867)
State	24	(99)	2,659	(401)
	138	(1,619)	16,893	(2,268)
Deferred provision:
Federal	31,314	17,414	4,522	32,373
State	6,639	2,263	972	6,542
	37,953	19,677	5,494	38,915
Net provision for income taxes			$ 22,387	$ 36,647
Net charge-in-lieu of income tax	$ 38,091	$ 18,058

 Reconciliations from our (charge-in-lieu-of) income tax provision at the statutory rate to the effective rate are as follows (expressed in thousands):

	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Provision at statutory rate	$ 33,504	$ 15,705	$ 19,901	$ 32,461
Increases (decreases) in taxes resulting from:
State income taxes	4,331	2,042	2,587	3,991
Other, net	256	311	(101)	195
Net provision for income taxes			$ 22,387	$ 36,647
Charge-in-lieu of Income taxes	$ 38,091	$ 18,058

Significant components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (expressed in thousands):

	2004	2003
Deferred tax assets:
Property, plant and equipment	$ 99,258	$ 134,602
Accrued payroll, pension and other benefits	14,018	15,579
Net operating loss carryover	2,978	1,846
Deferred income	1,086	748
Other assets	3,371	8,464
Total deferred tax assets	120,711	161,239
Deferred tax liabilities:
Storage Gas	65,568	65,568
Unamortized Debt Expense	3,133	3,235
Other	-	2,246
Total deferred tax liabilities	68,701	71,049
Net deferred tax assets	$ 52,010	$ 90,190

As set forth above, the accompanying financial statements reflect a net deferred tax asset resulting from the tax basis allocation and the 338(h)(10) election.  Based on our estimates of future taxable income, we believe that no valuation reserve is required.  Texas Gas also has estimated net operating loss carryforwards at December 31, 2004 and 2003 of $4.8 million and $7.5 million, respectively.  These loss carryforwards will expire in 2023, however, we anticipate the utilization of these carryforwards and have provided for the benefit in the financial statements.

Note 7:  Financial Instruments

The following methods and assumptions were used in estimating our fair-value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Advances to Affiliates:  As discussed in Note 8, advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions.  Therefore, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt:  All of our long-term debt is publicly traded; therefore, estimated fair value is based on quoted market prices at December 31, 2004 and 2003.

The carrying amount and estimated fair values of our financial instruments as of December 31, 2004 and 2003, are as follows (expressed in thousands):

	Carrying Amount		Fair Value
Financial Assets	2004	2003	2004	2003
Cash and cash equivalents	$ 12,201	$ 19,171	$ 12,201	$ 19,171
Advances to affiliates	166,668	116,512	166,668	116,512
Financial Liabilities
Long-term debt	347,802	347,629	355,968	345,839

Note 8:  Major Customers and Affiliates

Major Customers

Operating revenues received from the two major customers of Texas Gas (expressed in thousands) and their percentage of revenues were:

	For the Year Ended December 31, 2004		For the Period May 17, 2003 through December 31, 2003		For the Period January 1, 2003 through May 16, 2003		For the Year Ended December 31, 2002
Customer	Revenue	%	Revenue	%	Revenue	%	Revenue	%
ProLiance	$ 56,742	221.70%	$ 28,110	19.68%	$ 22,157	19.53%	$ 48,510	18.19%
Atmos	$ 28,359	110.84%	$ 16,208	11.35%	$ 13,318	11.74%	$ 31,771	11.91%

Related Parties

Texas Gas makes advances to Boardwalk.  At December 31, 2004, the advances due Texas Gas by Boardwalk totaled $166.7 million.  The advances are represented by demand notes.  The interest rate on intercompany demand notes is the LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

In addition to these advances to affiliates, Loews provides certain management and other services to Texas Gas under a Services Agreement. For the year ended December 31, 2004, Texas Gas was charged $6.9 million and for the period after the Acquisition in 2003, we were charged $3.3 million by Loews for management services.  Williams also had a policy of charging its subsidiary companies for management services provided by the parent company and other affiliated companies.  Amounts charged to expense relative to management services by Williams were $5.4 million prior to the Acquisition in 2003 and $12.2 million in 2002. During 2002, Texas Gas leased office space to Southern Star Central Corp. (Central), which was considered an affiliate at that time.  The net amount charged to Central through November 15, 2002, was $9.5 million.

  Amounts applicable to transportation for affiliates included in Texas Gas’ gas transportation revenues are as follows (expressed in thousands):

	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Williams Energy Services Co.	$ 292	$ 3,723
Transcontinental Gas Pipe Line Corp.	1,670	4,406
Total transportation for affiliates	$ 1,962	$ 8,129

Note 9:  Selected quarterly financial data (unaudited)

Our operating income may vary by quarter.  Based on the current rate structure, Texas Gas experiences higher income in the first and fourth quarters as compared to the second and third quarters.  The following tables summarize selected quarterly financial data for 2004 and 2003 for Texas Gas (expressed in thousands):

	2004 For the quarter ended:
	December 31	September 30	June 30	March 31
Operating revenues	$ 76,979	$ 46,920	$ 51,925	$ 85,673
Operating expenses	40,552	38,068	36,301	35,145
Operating income	36,427	8,852	15,624	50,528
Interest expense	5,016	4,822	4,963	5,306
Other income, net	1,626	1,020	846	910
Income before income taxes	33,037	5,050	11,507	46,132
Provision for income taxes	13,100	2,087	4,664	18,240
Net income	$ 19,937	$ 2,963	$ 6,843	$ 27,892

	2003
	Post-Acquisition			Pre-Acquisition
	For the Quarter ended December 31	For the Quarter ended September 30	For the Period May 17 through June 30	For the Period April 1 through May 16	For the Quarter ended March 31
Operating revenues	$ 74,888	$ 45,005	$ 22,967	$ 29,306	$ 84,141
Operating expenses	36,547	33,919	15,830	19,073	32,835
Operating income	38,341	11,086	7,137	10,233	51,306
Interest expense	5,304	5,411	2,845	2,510	4,882
Other income, net	814	527	527	1,038	1,676
Income before income taxes	33,851	6,202	4,819	8,761	48,100
Provision for income taxes	-	-	-	3,297	19,090
Charge-in-lieu of income taxes	13,523	2,656	1,879	-	-
Net income	$ 20,328	$ 3,546	$ 2,940	$ 5,464	$ 29,010

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Texas Gas maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Texas Gas under the federal securities laws is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

Our principal executive officer and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures were effective for their intended purpose.

There was no change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over our financial reporting.

Item 9B.  Other Information

None

PART III

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

Auditor	2004	2003
Deloitte & Touche LLP	$ 554,221	$ 527,179

Audit-Related Fees

There were no aggregate fees billed for the years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under Item 9(e)(1).

Tax Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning are:

Accountant	Nature of Services	2004	2003
Deloitte & Touche LLP	Tax Software Services	$ 18,433	$ 26,000

All Other Fees

There were no other fees billed for the years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported in items 9(e)(1) through 9(e)(3).

Audit Committee’s Pre-Approval Policies and Procedures

In order to assure the continued independence of our independent auditor, currently Deloitte & Touche LLP, the Audit Committee of our parent company, Loews Corporation (Audit Committee), has adopted a policy requiring pre-approval of all audit and non-audit services performed for us by the independent auditor. Under this policy, the Audit Committee annually pre-approves certain limited, specified recurring services which may be provided by Deloitte & Touche LLP, subject to maximum dollar limitations.  All other engagements for services to be performed by Deloitte & Touche LLP must be separately pre-approved by the Audit Committee, or a designated committee member to whom this authority has been delegated.  Since its adoption of this policy in May 2003, the Audit Committee has pre-approved all engagements for services of Deloitte & Touche LLP, including the terms and fee thereof, and concluded that such engagements were compatible with the continued independence of Deloitte & Touche LLP in serving as our independent auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

Included in Item 8, Part II of this Report

Report of Independent Registered Public Accounting Firm

Statements of Financial Position at December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 17, 2003 through December 31, 2003

Statements Of Stockholder’s and Member’s Equity for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 16, 2003 through December 31, 2003

Statements of Cash Flows for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 17, 2003 through December 31, 2003

Notes to Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 (a) 3.  Exhibits

The documents listed below are being filed on behalf of Texas Gas Transmission, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

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

*31.1	Texas Gas Transmission, LLC	Certification of H. Dean Jones, II, President, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
*31.2	Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
*32.1	Texas Gas Transmission, LLC	Certification of H. Dean Jones, II, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas Gas Transmission, LLC
Registrant

Dated: March 18, 2005	/s/ Jamie L. Buskill Jamie L. Buskill	Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 18, 2005	/s/ H. Dean Jones II H. Dean Jones II	Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 18, 2005	/s/ Jamie L. Buskill Jamie L. Buskill	Director, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 18, 2005	/s/ Andrew H. Tisch Andrew H. Tisch	Director

EXHIBIT 31.1

I, H. Dean Jones II, certify that:

1)

I have reviewed this report on Form 10-K of Texas Gas Transmission, LLC;

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  March 18, 2005

/s/ H. Dean Jones II

 H. Dean Jones II, President

EXHIBIT 31.2

I, Jamie L. Buskill, certify that:

1)

I have reviewed this report on Form 10-K of Texas Gas Transmission, LLC;

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  March 18, 2005

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

EXHIBIT 32.1

Certification by the Chief Executive Officer

of Texas Gas Transmission, LLC

pursuant to 18 U.S.C. Section 1350

(as adopted by Section 906 of the

Sarbanes-Oxley Act of 2002)

Pursuant to 18 U.S.C. Section 1350, the undersigned chief executive officer of Texas Gas Transmission, LLC (the "Company") hereby certifies, to such officer's knowledge, that the Company's annual report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Dean Jones II

H. Dean Jones II

President

(Chief Executive Officer)

Texas Gas Transmission, LLC

March 18, 2005

 EXHIBIT 32.2

Certification by the Chief Financial Officer

of Texas Gas Transmission, LLC

pursuant to 18 U.S.C. Section 1350

 (as adopted by Section 906 of the

Sarbanes-Oxley Act of 2002)

Pursuant to 18 U.S.C. Section 1350, the undersigned chief financial officer of Texas Gas Transmission, LLC (the "Company") hereby certifies, to such officer's knowledge, that the Company's annual report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

(Chief Financial Officer)

Texas Gas Transmission, LLC

March 18, 2005