Form 10-Q
period 2005-03-31
TEXAS GAS TRANSMISSION LLC
filed 2005-05-05
CIK 97452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Texas Gas Transmission, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

Form 10Q

TEXAS GAS TRANSMISSION, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

7

Note 2:  Accounting Policies

7

Note 3:  Commitments and Contingencies

9

Note 4:  Financing

10

Note 5.  Employee Benefits

11

Note 6.  Related Parties

11

Item 2.  Management’s Narrative Analysis of the Results of Operations

12

Results of Operations

12

Capital Resources and Liquidity

12

Forward-Looking Statements

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS	March 31, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 31,709	$ 12,201
Receivables, net:
Trade	26,825	26,900
Affiliates	83	1,527
Other	1,658	3,512
Gas Receivables:
Transportation and exchange	1,252	1,792
Transportation - affiliates	63	375
Storage	19,777	13,948
Inventories	13,616	13,746
Costs recoverable from customers	2,610	2,611
Deferred income taxes	2,326	2,752
Prepaid expenses and other current assets	1,525	2,911
Total current assets	101,444	82,275

Property, Plant and Equipment:
Natural gas transmission plant	599,681	595,182
Other natural gas plant	169,507	168,180
	769,188	763,362

Less—accumulated depreciation and amortization	55,948	49,508
Property, plant and equipment, net	713,240	713,854

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	111,754	118,177
Advances to affiliates, non-current	180,767	166,668
Deferred income taxes	40,505	49,258
Costs recoverable from customers	37,206	35,984
Other	13,045	13,077
Total other assets	546,751	546,638

Total Assets	$ 1,361,435	$ 1,342,767

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	March 31, 2005	December 31, 2004
Current Liabilities:
Payables:
Trade	$ 2,948	$ 8,867
Affiliates	304	1,659
Other	305	511
Gas Payables:
Transportation and exchange	993	1,513
Storage	25,914	28,296
Accrued income taxes	8,334	1,286
Accrued taxes other	5,334	5,822
Accrued interest	5,344	4,281
Accrued payroll and employee benefits	14,797	21,770
Other accrued liabilities	10,174	7,732
Total current liabilities	74,447	81,737

Long –Term Debt	347,846	347,802

Other Liabilities and Deferred Credits:
Postretirement benefits	28,612	28,001
Provision for other asset retirement	30,345	29,700
Other	12,323	12,330
Total other liabilities and deferred credits	71,280	70,031

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	64,114	39,449
Total member’s equity	867,862	843,197

Total Liabilities and Equity	$ 1,361,435	$ 1,342,767

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended March 31,
2005	2004

Operating Revenues:
Gas transportation	$ 76,311	$ 83,815
Gas storage	1,276	1,336
Other	328	522
Total operating revenues	77,915	85,673

Operating Costs and Expenses:
Operation and maintenance	10,428	9,621
Administrative and general	10,974	13,126
Depreciation and amortization	8,138	8,316
Taxes other than income taxes	4,527	4,082
Total operating costs and expenses	34,067	35,145

Operating Income	43,848	50,528

Other (Income) Deductions:
Interest expense	4,893	5,306
Interest income from affiliates	(1,507)	(631)
Miscellaneous other income, net	(434)	(279)
Total other deductions	2,952	4,396

Income before income taxes	40,896	46,132

Charge-in-lieu of income taxes	16,231	18,240
Net Income	$ 24,665	$ 27,892

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

For the Three Months Ended March 31,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 24,665	$ 27,892
Adjustments to reconcile to cash provided from
(used in) operations:
Depreciation and amortization	8,138	8,316
Provision for deferred income taxes	7,922	14,999
Changes in operating assets and liabilities:
Receivables	(3,048)	1,350
Inventories	130	(732)
Affiliates	89	104
Other current assets	1,387	2,570
Accrued income taxes	8,305	3,242
Payables and accrued liabilities	(12,983)	(26,630)
Other, including changes in noncurrent assets and liabilities	5,796	18,510
Net cash provided by operating activities	40,401	49,621
INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(6,794)	(2,141)
Advances to affiliates, net	(14,099)	(2,366)
Net cash used in investing activities	(20,893)	(4,507)
FINANCING ACTIVITIES:
Payment of long-term debt	-	(17,285)
Dividends paid	-	(10,000)
Net cash used in financing activities	-	(27,285)
Increase in cash and cash equivalents	19,508	17,829
Cash and cash equivalents at beginning of period	12,201	19,171
Cash and cash equivalents at end of period	$ 31,709	$ 37,000

The accompanying notes are an integral part of these financial statements.

TEXAS GAS TRANSMISSION, LLC

Notes to Unaudited Condensed Financial Statements

Note 1:  Corporate Structure

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).

Basis of Presentation

The accompanying condensed financial statements of Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004 and the Condensed Statements of Operations for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, Texas Gas evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets, goodwill, property and equipment and other long-lived assets, charge-in-lieu-of income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. It bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

Note 2:  Accounting Policies

Regulatory Accounting

Texas Gas is regulated by the Federal Energy Regulatory Commission (FERC) and is subject to the provisions of SFAS No. 71.  Accordingly, it has recorded assets and liabilities on its Statements of Financial Position resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  Texas Gas’ continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the natural gas industry.  In the event that SFAS No. 71 no longer applied to all, or a separable portion, of its operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  None of our regulatory assets as of March 31, 2005 and  December 31, 2004 were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas’ Statements of Financial Position as of March 31, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	March 31,	December 31,
	2005	2004
Regulatory Assets:
Pension, non current	$ 828	$ 128
Income tax	6,683	6,526
Unamortized debt expense and premium on reacquired debt	13,450	13,699
Post retirement benefits other than pension	32,306	32,374
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 53,267	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ 2,340	$ 917
Gas supply realignment costs	2	-
System management/cashout tracker	745	77
Provision for other asset retirement	30,345	29,700
Unamortized discount on long-term debt	(2,154)	(2,198)
Total regulatory liabilities	$ 31,278	$ 28,496

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets or regulatory liabilities as defined by SFAS No. 71, they are a critical component of Texas Gas’ embedded cost of debt utilized in our rate proceedings.   Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the manner in which we record these items in its regulatory books of account.

Asset Retirement Obligations

Asset retirement obligations exist for certain of Texas Gas’ utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations.

Depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense. Accordingly, it has collected a certain amount in rates representing estimated net costs of removal, which do not represent a legal obligation. It has reclassified $30.3 million and $29.7 million as of March 31, 2005 and December 31, 2004, respectively, in the accompanying Statements of Financial Position as Provision for other asset retirement.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged.  Texas Gas is reviewing this interpretation to determine what, if any, effect this will have on its financial statements.

Note 3:  Commitments and Contingencies

Regulatory, Rate Matters and Related Litigation

Storage Expansion Project

Requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting it to expand its storage facilities.  On February 11, 2005, Texas Gas received FERC approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  Texas Gas estimates this project will cost approximately $21.7 million and will allow the additional withdrawal of 82,000 MMBtu per day.  Texas Gas has incurred $7.6 million costs on this project through March 31, 2005.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258 million to $300 million, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes.  The rates will become effective on November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. Potential alternatives appear to include (1) leaving the current discount adjustment policy unchanged, (2) eliminating the discount adjustment for gas-on-gas competition, (3) increasing the burden of proof on pipelines to obtain a discount adjustment by eliminating the presumption applicable to non-affiliate discounts, (4) eliminating the discount adjustment relating to long-term contracts, (5) increasing pipeline reporting requirements or further stiffening the pipeline standards of conduct related to discounting, or (6) prohibiting all affiliate discounts. Texas Gas responded in support of the current FERC discounting policies. Considering the wide array of possible outcomes to this matter, Texas Gas is currently unable to project the impact of this issue on either its financial condition or its results of operations, if any.

Environmental and Safety Matters

Texas Gas is subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. It accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

 As of March 31, 2005 Texas Gas had an accrued liability of approximately $4.1 million for estimated probable costs associated with environmental assessment and remediation. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors and may be more or less than the amount of the reserve.

GSR Settlement

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

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  Per the settlement, Texas Gas refunded $0.4 million during March 2005 to customers.

Mineral Interest in Storage Field

In the purchase agreement between Boardwalk and The Williams Company (Williams) for the acquisition of Texas Gas in 2003, Williams agreed to indemnify Texas Gas for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, the following previously disclosed matter:

•

A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.

As a result, Williams is defending this action on behalf of Texas Gas.  On April 18, 2005, in the first phase of this lawsuit, the court entered an order granting partial summary judgment against Texas Gas related to the vesting of legal title to the disputed acreage.  Williams continues to defend Texas Gas as the lawsuit moves into its next phase.  Because Williams has retained responsibility for this claim, it is not likely to have a material affect upon our future financial condition or results of operations.

Other Legal Matters

Texas Gas is party to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its financial position or results of operations.

Note 4:  Financing

Texas Gas’ long-term debt issues were outstanding as follows (expressed in thousands):

	March 31, 2005	December 31, 2004
Debentures:
7.25% due 2027	$100,000	$100,000
Notes:
4.60% due 2015	250,000	250,000
	350,000	350,000
Unamortized debt discount	(2,154)	(2,198)
Total long-term debt	$347,846	$347,802

Texas Gas’ debentures and notes have restrictive covenants which provide that, with certain exceptions, neither Texas Gas nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  All its obligations are unsecured.

Note 5.  Employee Benefits

Substantially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan offered by Texas Gas. Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Texas Gas has not been required to fund the Retirement Plan since 1986.  As of March 31, 2005, no contributions had been made for the current year. Texas Gas also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Texas Gas employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Benefits
For the Three Months Ended March 31,		For the Three Months Ended March 31,
2005	2004	2005	2004

Service Cost	$ 975	$ 900	$ 519	$ 524
Interest Cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,775)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(700)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

Note 6.  Related Parties

Texas Gas makes advances to Boardwalk.  At March 31, 2005 and December 31, 2004, the advances due Texas Gas by Boardwalk totaled $180.8 million and $166.7 million, respectively.  The advances are represented by demand notes.  The interest rate on intercompany demand notes is the LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

Loews provides certain management and other services to Texas Gas under a Services Agreement. For the periods ended March 31, 2005 and 2004, Texas Gas was charged $1.0 and $1.5 million, respectively.

Item 2.  Management’s Narrative Analysis of the Results of Operations

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).

Results of Operations

Operating revenues decreased $7.8 million for the period in 2005 compared to 2004, primarily due to unfavorable market conditions during the 2004-2005 winter season.  January and February of 2005 was 20% warmer than the comparable period in 2004 (based on degree days), resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.  As a result, commodity based revenues were $0.7 million lower, storage and Park and Loan services were $1.8 million lower and demand revenues were $4.9 million lower.

Operating costs and expenses decreased $1.1 million, due primarily to lower employee benefit expenses of $1.1 million and $0.6 million lower corporate overhead costs.  These decreases were partially offset by $0.4 million higher property and franchise taxes.

Net income decreased $3.2 million during the period in 2005 compared to 2004 primarily due to the changes mentioned above. Total other deductions were $1.4 million lower for the period in 2005 than 2004 due to lower incremental debt which was offset by an increase in interest income due to higher cash balances and an increase in return on that balance.   Charge-in-lieu-of income tax expense is $2.0 million lower for the period in 2005 than 2004 due to the decrease in pre-tax income.

Capital Resources and Liquidity

Texas Gas funds its operations and capital requirements with cash flows primarily from operating activities.  In addition, the notes payable from Boardwalk are demand notes which Texas Gas can demand to be repaid at any time.

Texas Gas’ capital expenditures for the first three months of 2005 and 2004 were $6.8 million and $2.1 million, respectively. Its capital expenditures for 2005 are expected to approximate $55.0 million and are expected to be funded through cash flows from operating activities.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by officials of Texas Gas are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by Texas which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond Texas Gas’ control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

Texas Gas’ transmission and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on their ability to recover the costs of operating their pipeline facilities.

•

Texas Gas is subject to environmental and safety regulation in all jurisdictions in which it operates, and any changes in such regulations could negatively affect Texas Gas’ results of operations.

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

•

A significant portion of Texas Gas’ revenues is from a small number of customers.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to our long-term debt.  All interest on long-term debt is fixed in nature. Total long-term debt at March 31, 2005, had a carrying value of $347.8 million and a fair value of $349.3 million.  Total long-term debt at December 31, 2004, had a carrying value of $347.8 million and a fair value of $356.0 million.

Item 4.  Controls and Procedures

Texas Gas maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures are designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to its management on a timely basis to allow assessment of required disclosures.

Texas Gas’ principal executive officer and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures are effective for their intended purpose.

There was no change in Texas Gas’ internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over its financial reporting.

PART II – OTHER INFORMATION

 Item 6.  Exhibits

The documents listed below are being filed on behalf of Texas Gas Transmission, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.  Copies of the instruments below have been included herewith.

Exhibit Designation
	Registrant	Nature of Exhibit

31.1	Texas Gas Transmission, LLC	Certification of H. Dean Jones II, President, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Texas Gas Transmission, LLC	Certification of H. Dean Jones II, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Texas Gas Transmission, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gas Transmission, LLC
Registrant

Dated: May 5, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice-President and Chief Financial Officer