Form 10-Q
period 2005-06-30
TEXAS GAS TRANSMISSION LLC
filed 2005-07-29
CIK 97452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

TABLE OF CONTENTS

Form 10Q

June 30, 2005

TEXAS GAS TRANSMISSION, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

8

Note 2:  Accounting Policies

8

Note 3:  Commitments and Contingencies

10

Note 4:  Financing

12

Note 5.  Employee Benefits

12

Note 6.  Related Parties

13

Item 2.  Management’s Narrative Analysis of the Results of Operations

14

Results of Operations for the six months ended June 30, 2005 compared to June 30, 2004

14

Capital Resources and Liquidity

14

Critical Accounting Policies

14

Forward-Looking Statements

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS	June 30, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 29,465	$ 12,201
Receivables, net:
Trade	15,688	26,900
Affiliates	67	1,527
Other	910	3,512
Gas Receivables:
Transportation and exchange	572	1,792
Transportation - affiliates	108	375
Storage	6,219	13,948
Inventories	13,557	13,746
Costs recoverable from customers	2,705	2,611
Deferred income taxes	-	2,752
Prepaid expenses and other current assets	6,631	3,752
Total current assets	75,922	83,116

Property, Plant and Equipment:
Natural gas transmission plant	623,065	595,182
Other natural gas plant	169,845	168,180
	792,910	763,362

Less—accumulated depreciation and amortization	64,985	49,508
Property, plant and equipment, net	727,925	713,854

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	126,300	118,177
Advances to affiliates	200,446	166,668
Deferred income taxes	40,078	49,258
Costs recoverable from customers	38,145	35,984
Other	13,098	12,236
Total other assets	581,541	545,797

Total Assets	$ 1,385,388	$ 1,342,767

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	June 30, 2005	December 31, 2004
Current Liabilities:
Payables:
Trade	$ 6,190	$ 8,867
Affiliates	1,059	1,659
Other	2,049	511
Gas Payables:
Transportation and exchange	2,428	1,513
Storage	27,392	28,296
Accrued income taxes	8,644	1,286
Deferred income taxes	2,064	-
Accrued taxes other	8,863	5,822
Accrued interest	4,281	4,281
Accrued payroll and employee benefits	17,725	21,770
Other accrued liabilities	7,506	7,732
Total current liabilities	88,201	81,737

Long –Term Debt	347,889	347,802

Other Liabilities and Deferred Credits:
Postretirement benefits	27,693	28,001
Provision for other asset retirement	31,765	29,700
Other	14,200	12,330
Total other liabilities and deferred credits	73,658	70,031

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	71,892	39,449
Total member’s equity	875,640	843,197

Total Liabilities and Equity	$ 1,385,388	$ 1,342,767

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended June 30,
2005	2004

Operating Revenues:
Gas transportation	$ 49,450	$ 49,554
Gas storage	1,157	1,253
Other	358	1,118
Total operating revenues	50,965	51,925

Operating Costs and Expenses:
Operation and maintenance	11,354	10,472
Administrative and general	11,706	13,166
Depreciation and amortization	8,219	8,415
Taxes other than income taxes	4,482	4,248
Total operating costs and expenses	35,761	36,301

Operating Income	15,204	15,624

Other (Income) Deductions:
Interest expense	4,877	4,963
Interest income from affiliates	(1,883)	(639)
Miscellaneous other income, net	(695)	(207)
Total other deductions	2,299	4,117

Income before income taxes	12,905	11,507

Charge-in-lieu of income taxes	5,127	4,664
Net Income	$ 7,778	$ 6,843

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Six Months Ended June 30,
2005	2004

Operating Revenues:
Gas transportation	$ 125,761	$ 133,369
Gas storage	2,433	2,589
Other	686	1,640
Total operating revenues	128,880	137,598

Operating Costs and Expenses:
Operation and maintenance	21,782	20,093
Administrative and general	22,680	26,292
Depreciation and amortization	16,357	16,731
Taxes other than income taxes	9,009	8,330
Total operating costs and expenses	69,828	71,446

Operating Income	59,052	66,152

Other (Income) Deductions:
Interest expense	9,770	10,269
Interest income from affiliates	(3,390)	(1,270)
Miscellaneous other income, net	(1,129)	(486)
Total other deductions	5,251	8,513

Income before income taxes	53,801	57,639

Charge-in-lieu of income taxes	21,358	22,904
Net Income	$ 32,443	$ 34,735

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

For the Six Months Ended June 30,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 32,443	$ 34,735
Adjustments to reconcile to cash provided by
(used in) operations:
Depreciation and amortization	16,357	16,731
Provision for deferred income taxes	11,227	24,115
Changes in operating assets and liabilities:
Receivables	22,763	20,550
Inventories	189	(876)
Affiliates	1,127	(45)
Other current assets	(2,973)	3,283
Accrued income taxes	10,127	(1,209)
Payables and accrued liabilities	(2,358)	(16,861)
Other, including changes in noncurrent assets and liabilities	(9,748)	(401)
Net cash provided by operating activities	79,154	80,022
INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction	(30,555)	(6,958)
Proceeds from sales and salvage values, net of costs of removal	2,443	(53)
Advances to affiliates	(33,778)	(9,532)

Net cash used in investing activities	(61,890)	(16,543)
FINANCING ACTIVITIES:
Payment of long-term debt	-	(17,285)
Dividends paid	-	(30,000)
Net cash used in financing activities	-	(47,285)
Increase in cash and cash equivalents	17,264	16,194
Cash and cash equivalents at beginning of period	12,201	19,171
Cash and cash equivalents at end of period	$ 29,465	$ 35,365

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

Notes to Unaudited Condensed Financial Statements

Note 1:  Corporate Structure

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).

Basis of Presentation

The accompanying condensed financial statements of Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004 and the Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004.

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

Note 2:  Accounting Policies

Regulatory Accounting

Texas Gas is regulated by the Federal Energy Regulatory Commission (FERC) and is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.  Accordingly, it has recorded assets and liabilities on its Condensed Statements of Financial Position resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  Texas Gas’ continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the natural gas industry.  In the event that SFAS No. 71 no longer applied to all, or a separable portion, of its operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  None of our regulatory assets as of June 30, 2005 and December 31, 2004 were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas’ Condensed Statements of Financial Position as of June 30, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Regulatory Assets:
Pension, non current	$ 1,628	$ 128
Income tax	6,890	6,526
Unamortized debt expense and premium on reacquired debt	13,200	13,699
Post retirement benefits other than pension	32,238	32,374
Fuel tracker	95	-
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 54,051	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ -	$ 917
Gas supply realignment costs	2	-
System management/cashout tracker	653	77
Provision for other asset retirement	31,765	29,700
Unamortized discount on long-term debt	(2,111)	(2,198)
Total regulatory liabilities	$ 30,309	$ 28,496

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

Depreciation rates for utility plants are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense. Accordingly, Texas Gas has collected a certain amount in rates representing estimated net costs of removal, which do not represent a legal obligation. It has reclassified $31.8 million and $29.7 million as of June 30, 2005 and December 31, 2004, respectively, in the accompanying Condensed Statements of Financial Position as Provision for other asset retirement.

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

Note 3:  Commitments and Contingencies

Regulatory, Rate Matters and Related Litigation

Storage Expansion Project

Requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting it to expand its storage facilities.  On February 11, 2005, Texas Gas received FERC approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  Texas Gas estimates this project will cost approximately $22.0 million and will allow the additional withdrawal of 82,000 MMBtu per day.  Texas Gas has incurred $14.5 million of costs on this project through June 30, 2005.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258.0 million to $300.0 million, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes.  On May 31, 2005, the FERC issued an order (the "Suspension Order") accepting and suspending the filed rates to become effective November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.  The Suspension Order rejected certain alternate tariff sheets filed by Texas Gas as moot due to the May 4, 2005 issuance of the FERC's policy statement on income tax allowances.  The Suspension Order set the rate case for a hearing before an administrative law judge.  The rate case is currently in the early stages of discovery with the hearing scheduled to commence April 25, 2006.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. Texas Gas responded in support of the current FERC discounting policies.  On May 31, 2005, the FERC issued an order reaffirming its selective discounting policy and terminating the Notice of Inquiry.  Certain parties have, however, filed timely requests for rehearing of that order.

Pipeline Integrity

Regulations adopted by the Office of Pipeline Safety (OPS) of the U.S. Department of Transportation require natural gas pipeline operators to assess, evaluate, repair and validate, through a comprehensive analysis, the integrity of pipeline segments that could affect high consequence areas in the event of a leak or failure.  This process requires pipeline operators to incur costs to develop integrity management plans, prepare pipelines for inspection, conduct pipeline assessments, make subsequent repairs, and perform other ongoing activities of an integrity management program.

On June 30, 2005, the FERC issued an order addressing the proper accounting for the costs that pipeline operators will incur in implementing all aspects of pipeline integrity management programs in high consequence areas.  FERC's general accounting rules provide that costs incurred to inspect, test and report on the condition of plant to determine the need for repairs or replacements are to be charged to maintenance expense in the period the costs are incurred.  Therefore, costs to prepare a plan to implement an integrity management program, costs to identify high consequence areas, costs to inspect affected pipeline segments, and costs to develop and maintain a recordkeeping system to document program implementation and actions (other than costs to develop internal-use computer software during the application development stage) should be expensed.  However, costs of pipeline additions or modifications undertaken to prepare for a pipeline assessment and costs of remedial and mitigation actions to correct an identified condition which could threaten a pipeline’s integrity may be capitalized consistent with the FERC's general accounting rules for the addition or replacement of plant.

FERC's accounting guidance is effective prospectively, beginning with integrity management costs incurred on or after January 1, 2006.  Amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded.  Texas Gas believes it is compliant with the FERC’s accounting guidance and does not expect any material impact from implementation of these guidelines.

Environmental and Safety Matters

Texas Gas is subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. It accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. Texas Gas’ environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters.

 As of June 30, 2005 Texas Gas had an accrued liability of approximately $4.1 million for estimated probable costs associated with environmental assessment and remediation, primarily for remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This accrual represents management’s best estimate of the undiscounted future obligation based on evaluations and discussions with counsel and independent consultants, and the current facts and circumstances related to these matters. The assumptions are based on a substantial number of existing assessments and completed remedial activities by third party consultants including a Texas Gas systemwide assessment and/or cleanup of polychlorinated biphenyls, petroleum hydrocarbons, asbestos abatement, and mercury. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.  These costs are expected to occur over approximately the next five years.

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

Mineral Interest in Storage Field

In the purchase agreement between Boardwalk and The Williams Company (Williams) for the acquisition of Texas Gas in 2003, Williams agreed to indemnify Texas Gas for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, a claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.

As a result, Williams is defending this action on behalf of Texas Gas.  On April 18, 2005, in the first phase of this lawsuit, the court entered an order granting partial summary judgment against Texas Gas related to the vesting of legal title to the disputed acreage.  Williams continues to defend Texas Gas as the lawsuit moves into its next phase.  Since Williams has retained responsibility for this claim, it is not likely to have a material affect upon our future financial condition, results of operations or cash flows.

Other Legal Matters

Texas Gas is party to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its future financial condition, results of operations or cash flows.

Note 4:  Financing

Texas Gas’ long-term debt issues were outstanding as follows (expressed in thousands):

	June 30, 2005	December 31, 2004
Debentures:
7.25% due 2027	$100,000	$100,000
Notes:
4.60% due 2015	250,000	250,000
	350,000	350,000
Unamortized debt discount	(2,111)	(2,198)
Total long-term debt	$347,889	$347,802

Texas Gas’ debentures and notes have restrictive covenants which provide that, with certain exceptions, Texas Gas may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  All its obligations are unsecured.

Note 5.  Employee Benefits

Substantially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan offered by Texas Gas. Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Texas Gas has not been required to fund the Retirement Plan since 1986.  As of June 30, 2005, no contributions had been made for the current year. Texas Gas also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Texas Gas employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Postretirement Benefits
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2005	2004	2005	2004

Service Cost	$ 975	$ 900	$ 519	$ 524
Interest Cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,675)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(800)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

Pension Benefits		Other Postretirement Benefits
For the Six Months Ended June 30,		For the Six Months Ended June 30,
2005	2004	2005	2004

Service Cost	$ 1,950	$ 1,800	$ 1,038	$ 1,048
Interest Cost	3,000	2,850	3,612	2,956
Expected return on plan assets	(3,450)	(3,350)	(2,316)	(2,626)
Amortization of accumulated loss (gains)	-	-	180	(33)
Regulatory accrual	(1,500)	(1,300)	136	1,305
Estimated net periodic benefit cost	$ -	$ -	$ 2,650	$ 2,650

Note 6.  Related Parties

Texas Gas makes advances to Boardwalk.  At June 30, 2005 and December 31, 2004, the advances due Texas Gas by Boardwalk totaled $200.4 million and $166.7 million, respectively.  The advances are represented by demand notes.  The interest rate on intercompany demand notes is the LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

Loews charges Texas Gas for all direct and indirect expenses incurred on its behalf, including overhead allocated to Texas Gas by Loews in amounts allowable consistent with accounting and allocation methodologies generally permitted by the FERC for rate making purposes. For the three and six months ended June 30, 2005, Texas Gas was charged $1.3 million and $2.2 million, respectively. For the same periods in 2004, Texas Gas was charged $1.5 million and $3.2 million, respectively.

Texas Gas provides interruptible transportation services to Gulf South Pipeline Company, LP (Gulf South), a subsidiary of Boardwalk.  For the three and six months ended June 30, 2005, Texas Gas recorded revenue of $0.2 million and $0.3 million, respectively, for these services.  Since the interruptible transportation agreement was executed in 2005, there were no revenues from Gulf South in 2004.

The accompanying Condensed Statements of Financial Position include Receivables, Affiliates and Transportation, Affiliates of $0.2 million and $1.9 million at June 30, 2005 and December 31, 2004, respectively, for transportation services and reimbursable costs and Payables-Affiliates of $1.1 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively, related to management and transportation services.

Item 2.  Management’s Narrative Analysis of the Results of Operations

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).

Results of Operations for the six months ended June 30, 2005 compared to June 30, 2004

Operating revenues decreased $8.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to unfavorable market conditions during the 2004-2005 winter season.  January - February of 2005 was 20% warmer than the comparable period in 2004 (based on degree days), resulting in excess capacity and a reduction in storage flexibility due to high storage levels.  As a result, commodity based revenues were $0.8 million lower, storage and Park and Loan services were $2.1 million lower and demand revenues were $4.9 million lower.

Operating costs and expenses decreased $1.6 million, due primarily to lower employee benefit expenses of $1.6 million related to lower medical claims and $0.9 million lower corporate overhead costs. These decreases were partially offset by $0.7 million higher property and franchise taxes due primarily to higher state assessments.

Net income decreased $2.3 million during the period in 2005 compared to 2004 primarily due to the changes mentioned above. Total other deductions were lower for the period in 2005 than 2004 due to lower incremental debt, an increase in interest income due to higher cash balances, an increase in the advance with Boardwalk, and an increase in the rate of return on those balances.

Capital Resources and Liquidity

Texas Gas funds its operations and capital requirements with cash flows primarily from operating activities.  In addition, the notes payable from Boardwalk are demand notes which Texas Gas can demand to be repaid at any time.

Texas Gas’ capital expenditures, net, for the first six months of 2005 and 2004 were $28.1 million and $7.0 million, respectively. Capital expenditures in 2005 have increased primarily due to the storage expansion project. Texas Gas’ capital expenditures for the full-year 2005 are expected to approximate $54.4 million and are expected to be funded through cash flows from operating activities.

Critical Accounting Policies

See Management’s Narrative Analysis of Results of Operations (MD&A) in our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.  These policies include Regulations, Contingencies, Purchase Price Allocation and Impairment of Goodwill, and Employee Benefits. Texas Gas also considers environmental liabilities to be a critical accounting policy as discussed below.

Environmental Liabilities:

Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. Such accruals are management’s best estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of our operating sites. These estimates are based on evaluations and discussions with counsel and independent consultants and the current facts and circumstances related to these environmental matters.

Texas Gas’ environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters.  Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated environmental costs.

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

•

No assurances can be given as to the financial outcome of Texas Gas’ rate case relative to their current rates structure.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to our long-term debt.  All interest on long-term debt is fixed in nature. Total long-term debt at June 30, 2005, had a carrying value of $347.9 million and a fair value of $359.0 million.  Total long-term debt at December 31, 2004, had a carrying value of $347.8 million and a fair value of $356.0 million.

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

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Texas Gas Transmission, LLC
Registrant

Dated: July 29, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice President and Chief Financial Officer

18