Form 10-Q
period 2005-09-30
TEXAS GAS TRANSMISSION LLC
filed 2005-10-21
CIK 97452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

September 30, 2005

TEXAS GAS TRANSMISSION, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

7

Note 2:  Accounting Policies

7

Note 3:  Commitments and Contingencies

9

Note 4:  Indebtedness

12

Note 5.  Employee Benefits

13

Note 6.  Related Parties

13

Item 2.  Management’s Narrative Analysis of the Results of Operations

15

Results of Operations for the Nine Months Ended September 30, 2005, and September 30, 2004

15

Liquidity and Capital Resources

16

Critical Accounting Policies and Estimates

16

Impact of Inflation

16

Forward-Looking Statements

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

18

PART II – OTHER INFORMATION

19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

ASSETS	September 30, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 931	$ 12,201
Advances to affiliates – current	24,251	-
Receivables, net:
Trade	16,019	26,900
Affiliates	169	1,527
Other	3,432	3,512
Gas Receivables:
Transportation and exchange	3,060	1,792
Transportation – affiliates	95	375
Storage	1,700	13,948
Inventories	13,217	13,746
Costs recoverable from customers	3,403	2,611
Deferred income taxes	-	2,752
Prepaid expenses and other current assets	6,492	3,752
Total current assets	72,769	83,116

Property, Plant and Equipment:
Natural gas transmission plant	637,323	595,182
Other natural gas plant	170,500	168,180
	807,823	763,362
Less—accumulated depreciation and amortization	70,846	49,508
Property, plant and equipment, net	736,977	713,854

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	126,000	118,177
Advances to affiliates - non-current	212,854	166,668
Deferred income taxes	35,975	49,258
Costs recoverable from customers	39,058	35,984
Other	10,558	12,236
Total other assets	587,919	545,797

Total Assets	$ 1,397,665	$ 1,342,767

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	September 30, 2005	December 31, 2004
Current Liabilities:
Payables:
Trade	$ 7,815	$ 8,867
Affiliates	717	1,659
Other	2,342	511
Gas Payables:
Transportation and exchange	984	1,513
Storage	26,959	28,296
Accrued income taxes	7,533	1,286
Deferred income taxes	2,162	-
Accrued taxes other	11,553	5,822
Accrued interest	5,344	4,281
Accrued payroll and employee benefits	19,828	21,770
Other accrued liabilities	7,895	7,732
Total current liabilities	93,132	81,737

Long –Term Debt	347,932	347,802

Other Liabilities and Deferred Credits:
Postretirement benefits	29,979	28,001
Provision for other asset retirement	33,588	29,700
Other	12,699	12,330
Total other liabilities and deferred credits	76,266	70,031

Member’s Equity:
Paid-in capital	803,748	803,748
Retained earnings	76,587	39,449
Total member’s equity	880,335	843,197

Total Liabilities and Equity	$ 1,397,665	$ 1,342,767

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2005	2004	2005	2004

Operating Revenues:
Gas transportation	$ 47,587	$ 43,982	$ 173,348	$ 177,351
Gas storage	1,148	2,130	3,581	4,719
Other	329	808	1,015	2,448
Total operating revenues	49,064	46,920	177,944	184,518

Operating Costs and Expenses:
Operation and maintenance	12,952	12,146	34,734	32,239
Administrative and general	13,751	12,192	36,431	38,484
Depreciation and amortization	8,265	8,494	24,622	25,225
Taxes other than income taxes	4,489	5,236	13,498	13,566
Total operating costs and expenses	39,457	38,068	109,285	109,514

Operating Income	9,607	8,852	68,659	75,004

Other (Income) Deductions:
Interest expense	4,857	4,929	14,627	15,198
Interest income from affiliates	(2,539)	(823)	(5,929)	(2,093)
Miscellaneous other income, net	(496)	(304)	(1,625)	(790)
Total other deductions	1,822	3,802	7,073	12,315

Income before income taxes	7,785	5,050	61,586	62,689

Charge-in-lieu of income taxes	3,090	2,087	24,448	24,991
Net Income	$ 4,695	$ 2,963	$ 37,138	$ 37,698

The accompanying notes are an integral part of these condensed financial statements.

 TEXAS GAS TRANSMISSION, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

For the Nine Months Ended September 30,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 37,138	$ 37,698
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	24,622	25,225
Provision for deferred income taxes	15,428	29,188
Changes in operating assets and liabilities:
Receivables	21,941	22,151
Inventories	529	(147)
Affiliates	696	47
Other current assets	(3,532)	2,988
Accrued income taxes	9,016	(4,101)
Payables and accrued liabilities	3,928	(7,004)
Other, including changes in non-current assets and liabilities	(7,879)	(5,862)
Net cash provided by operating activities	101,887	100,183
INVESTING ACTIVITIES:
Capital expenditures, net	(42,720)	(20,014)
Advances to affiliates	(70,437)	(32,175)

Net cash used in investing activities	(113,157)	(52,189)
FINANCING ACTIVITIES:
Payment of long-term debt	-	(17,285)
Dividends paid	-	(30,000)
Net cash used in financing activities	-	(47,285)
Increase (decrease) in cash and cash equivalents	(11,270)	709
Cash and cash equivalents at beginning of period	12,201	19,171
Cash and cash equivalents at end of period	$ 931	$ 19,880

The accompanying notes are an integral part of these condensed financial statements.

TEXAS GAS TRANSMISSION, LLC

Notes to Unaudited Condensed Financial Statements

Note 1:  Corporate Structure

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).  Texas Gas was purchased by Loews on May 16, 2003.

On August 16, 2005, Boardwalk Pipeline Partners, LP, a limited partnership recently formed by Holding Corp., filed a registration statement with the Securities and Exchange Commission representing the proposed initial public offering of common units.   Immediately prior to the time the registration statement becomes effective, Boardwalk plans to distribute certain working capital assets to Holding Corp and then convert to a limited partnership.  As a result of these transactions, this limited partnership will become a subsidiary of Boardwalk Partners.

Basis of Presentation

The accompanying financial statements of Texas Gas were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004.

Adjustments may be made to the Texas Gas purchase price allocation pending possible revisions to the tax basis of assets and liabilities assumed by Boardwalk consistent with the provisions of Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

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

Gas in Storage and Gas Receivables/Payables

Gas receivables and payables represent certain amounts attributable to balancing and tariff services associated with the storage services.  Imbalances arise in the normal course of providing transportation and storage services to customers.  Gas receivables and payables include volumes receivable from or payable to third parties in connection with the imbalance activity.  For Texas Gas, these amounts are valued at the historical value of gas in storage, consistent with the regulatory treatment the settlement history.  However, since April 1999, average natural gas prices have risen from approximately $2.00 to over $12.28 per million British thermal units (MMBtu) at the end of September 2005.  This rise in gas prices has materially increased Texas Gas’ credit risk related to gas loaned to its customers.  The highest amount of gas loaned out at any one time by Texas Gas to its customers over the past twenty-four months has been approximately 35 billion cubic feet (Bcf)  The aggregate market value of that volume, assuming a market price of $12.28 per MMBtu, would be approximately $429.8 million.  If any significant customer of Texas Gas should have credit or financial problems resulting in a delay or failure to repay the gas it owes to Texas Gas, this could have a material adverse effect on Texas Gas’ liquidity and financial position.

For a detailed discussion of this accounting policy, see Note 2, Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2004.

Regulatory Accounting

Texas Gas is regulated by the Federal Energy Regulatory Commission (FERC) and is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.  Accordingly, it has recorded assets and liabilities on its Condensed Statements of Financial Position resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable.  Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers.  Texas Gas’ continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the natural gas industry.  In the event that SFAS No. 71 no longer applied to all, or a separable portion, of its operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  None of the regulatory assets as of September 30, 2005 and December 31, 2004, were earning a return.

The amounts recorded as regulatory assets and liabilities in the Texas Gas’ Condensed Statements of Financial Position as of September 30, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Regulatory Assets:
Pension, non current	$ 2,378	$ 128
Income tax	7,121	6,526
Unamortized debt expense and premium on reacquired debt	12,951	13,699
Post retirement benefits other than pension	32,170	32,374
Fuel tracker	793	-
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 55,413	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ -	$ 917
System management/cashout tracker	880	77
Provision for other asset retirement	33,588	29,700
Unamortized discount on long-term debt	(2,068)	(2,198)
Total regulatory liabilities	$ 32,400	$ 28,496

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets or regulatory liabilities as defined by SFAS No. 71, they are critical components of Texas Gas’ embedded cost of debt utilized in its rate proceedings.   Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the manner in which it records these items in its regulatory books of account.

Asset Retirement Obligations

Asset retirement obligations exist for certain of Texas Gas’ utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations.

Depreciation rates for utility plants are approved by FERC.  The approved depreciation rates are comprised of two types: one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense. Accordingly, Texas Gas has collected a certain amount in rates representing estimated net costs of removal, which do not represent a legal obligation. It has reclassified $33.6 million and $29.7 million as of September 30, 2005 and December 31, 2004, respectively, in the accompanying Condensed Statements of Financial Position as Provision for other asset retirement.

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

Note 3:  Commitments and Contingencies

Impact of Hurricanes Katrina and Rita

In late August and September 2005, Hurricanes Katrina and Rita and related storm activity, such as windstorms, storm surges, floods and tornadoes, caused extensive and catastrophic physical damage in and to the offshore, coastal and inland areas located in the Gulf Coast region of the United States, specifically parts of Louisiana, Mississippi and Alabama.   A portion of Texas Gas’ assets are located in the area directly impacted by the hurricanes, but it experienced only minimal damage.  Texas Gas continued to operate throughout the hurricanes and thereafter and service to its customers has not been interrupted.  Based upon current estimates, the replacement cost for damages is approximately $0.5 million. However, the company is still assessing the extent of the damages and the cost of damages could be higher than the current estimates.

Regulatory and Rate Matters

Storage Expansion Project

On February 11, 2005, Texas Gas received FERC approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  Texas Gas estimates this project will cost approximately $20.5 million, which will be funded by internally generated cash flows, and will allow the additional withdrawal of 82.0 million cubic feet (MMcf) per day.  Texas Gas incurred $17.4 million of costs on this project through September 30, 2005.

Haughton, Louisiana Compressor Station

On October 4, 2005, Texas Gas filed an application in Docket No. CP06-2 for authority to install a back-up turbine compressor at its Haughton compressor station on its north Louisiana supply lateral.  The new turbine would not increase the capacity of the lateral but would increase system reliability by providing back-up compression for existing units at its Haughton, Louisiana and Sharon, Louisiana compressor stations.  The project has a proposed in-service date of November 1, 2006, and an estimated cost of approximately $11.0 million.   Interventions and comments on the filing are due November 2, 2005.

North Louisiana Expansion

Texas Gas held a Pre-Reservation Open Season, which closed August 12, 2005, to reserve 100,000 million British thermal units (MMBtu) per day of capacity in connection with the proposed Texas Eastern lease that is pending approval in FERC Docket No. CP05-407.  In the subsequent binding open season that ran August 18-24, 2005, capacity was awarded to the successful bidder.  On September 1, 2005, Texas Gas filed an application with FERC in Docket No. CP05-407 for an order authorizing Texas Gas to extend its system into east Texas by leasing 103,500 MMbtu per day of capacity from Texas Eastern for a primary term of five years.  The proposed lease capacity is located on the east Texas access area zone of Texas Eastern’s transmission system between Beckville, Texas and Sharon, Louisiana. Texas Eastern contemporaneously made a companion filing in Docket No. CP05-408 seeking authority to lease the capacity to Texas Gas.  If approved, the leased capacity would be combined with unsubscribed capacity on Texas Gas’ system to support a new five-year service agreement with a customer for 100,000 MMBtu per day of firm transportation service from Beckville, Texas to Lebanon, Ohio.  Texas Gas and Texas Eastern have requested expedited approval of the applications to permit service to begin as early as November 1, 2005, but no later than February 1, 2006.  The Texas Gas filing was unopposed but one company has filed comments in opposition to the Texas Eastern filing.

Recent Tariff Filings

On June 1, 2005, Texas Gas filed revised tariff sheets with FERC, Docket No. RP05-363, on which it proposed to add a new section to the General Terms and Conditions of its tariff.  The proposed section would permit Texas Gas to reserve capacity on its system, under certain conditions, for future expansion projects, thereby promoting the efficient use and allocation of capacity on Texas Gas’ system while preserving the rights of expansion/extension shippers.  This would eliminate the applicability of the right of first refusal procedures to interim service agreements entered into for service for the reserved capacity during the period it is reserved.  Texas Gas requested that FERC allow the new provision to become effective on July 1, 2005.

On June 27, 2005, FERC issued a delegated order in which it accepted Texas Gas’ revised tariff sheets for the requested effective date, subject to the submission of a compliance filing within thirty days that would address certain issues.  The order directed Texas Gas to revise its proposed new section to provide that the posting and awarding of reserved capacity would be in accordance with the terms of its existing tariff, and to assure that the minimum terms and conditions used for both the mandatory pre-reservation open season and the expansion project open season are the same.  By letter order dated September 14, 2005, FERC accepted Texas Gas’ July 25, 2005 compliance filing making the required revisions.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258.0 million to $300.0 million, primarily attributable to increases in the utility rate base, operating expenses, rate of return and related taxes.  On May 31, 2005, FERC issued an order (a Suspension Order) accepting and suspending the filed rates to become effective November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.  The Suspension Order rejected certain alternate tariff sheets filed by Texas Gas as moot due to the May 4, 2005 issuance of FERC's policy statement on income tax allowances.  The Suspension Order set the rate case for a hearing before an administrative law judge.  The rate case is currently in the early stages of discovery with a hearing scheduled to commence April 25, 2006.  Texas Gas has started informal settlement negotiations with all participants in an attempt to resolve all issues without a formal hearing.

Fuel Tracker Filing

On August 31, 2005, Texas Gas filed its annual fuel tracker filing with FERC, Docket No. RP05-617, to adjust its fuel retention percentages effective November 1, 2005.  One party filed a Protest requesting that FERC suspend Texas Gas’ filing for the maximum period and require Texas Gas to further justify its proposal.  On September 26, 2005, Texas Gas filed comments with FERC explaining that its filing is fully supported, that the Protest contains several misstatements of fact and wrong assumptions, and requested that the Protest be dismissed.  Texas Gas does not expect the resolution of this matter to have a material impact on future financial condition, results of operations or cash flows.

Pipeline Integrity

Regulations adopted by the Office of Pipeline Safety of the U.S. Department of Transportation require natural gas pipeline operators to assess, evaluate, repair and validate, through a comprehensive analysis, the integrity of pipeline segments that could affect high consequence areas in the event of a leak or failure.  This process requires pipeline operators to incur costs to develop integrity management plans, prepare pipelines for inspection, conduct pipeline assessments, make subsequent repairs, and perform other ongoing activities of an integrity management program.

On June 30, 2005, FERC issued an order addressing the proper accounting for the costs that pipeline operators will incur in implementing all aspects of pipeline integrity management programs in high consequence areas.  FERC's general accounting rules provide that costs incurred to inspect, test and report on the condition of plant to determine the need for repairs or replacements are to be charged to maintenance expense in the period the costs are incurred.  Therefore, costs to prepare a plan to implement an integrity management program, costs to identify high consequence areas, costs to inspect affected pipeline segments, and costs to develop and maintain a recordkeeping system to document program implementation and actions (other than costs to develop internal-use computer software during the application development stage) should be expensed.  However, costs of pipeline additions or modifications undertaken to prepare for a pipeline assessment and costs of remedial and mitigation actions to correct an identified condition which could threaten a pipeline’s integrity may be capitalized consistent with FERC's general accounting rules for the addition or replacement of plant.

FERC's accounting guidance is effective prospectively, beginning with integrity management costs incurred on or after January 1, 2006.  Amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded.  Texas Gas believes it is compliant with FERC’s accounting guidance and does not expect any material impact from implementation of these accounting guidelines.

Environmental and Safety Matters

Texas Gas is subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. It accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. Texas Gas’ environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the Environmental Protection Agency (EPA), FERC and other governmental authorities on these matters.

 During 2004, Texas Gas entered into agreements, or met with various state agencies, to address remediation issues primarily on a voluntary basis.  As a result of these actions, Texas Gas increased its environmental accrual by $3.9 million during the fourth quarter of 2004.  As of September 30, 2005, and December 31, 2004, Texas Gas had an accrued liability of approximately $4.0 million and $4.1 million, respectively, for estimated probable costs associated with environmental assessment and remediation, primarily for remediation associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. This accrual represents management’s best estimate of the undiscounted future obligation based on evaluations and discussions with counsel and independent consultants and the current facts and circumstances related to these matters. The assumptions are based on a substantial number of existing assessments and completed remedial activities by third-party consultants, including a Texas Gas system-wide assessment and/or cleanup of polychlorinated biphenyls, petroleum hydrocarbons, mercury and asbestos abatement. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in changes to the total estimated costs.  These costs are expected to occur over approximately the next five years.

Texas Gas is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA.  The Amendments require the EPA to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain.  It operates one facility in an area designated as non-attainment for the current ozone standard (eight-hour standard).  As of September 30, 2005, Texas Gas had incurred costs of approximately $13.1 million for emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and state implementation plans for nitrogen oxide (NOx) reductions.  Additional costs of $0.3 million are expected during 2005.  These costs are being recorded as additions to property, plant and equipment as the facilities are added.  Texas Gas currently estimates no additional costs for NOx compliance beyond 2005.  However, if the EPA designates additional new non-attainment areas which impact operations, the cost of additions to property, plant and equipment is expected to increase.  As a result,  Texas Gas is unable at this time to estimate with any certainty the cost of additions that may be required.

Additionally, the EPA promulgated new rules regarding hazardous air pollutants in 2004 which will impose controls in addition to the measures described above.  Three facilities will be affected by the new regulations at an estimated cost of $1.3 million.  The effective compliance date for the hazardous air pollutants regulations is 2007.  Texas Gas anticipates installation of associated controls to meet these regulations in 2006 and 2007.

Commitments for Construction

Capital expenditures for the year ending December 31, 2005 are expected to be approximately $53.3 million, net, consisting of $22.1 million for ongoing maintenance, and $31.2 million for the growth/expansion projects, of which $13.6 million is for the storage expansion project in western Kentucky.  Texas Gas had incurred $42.7 million, net, in capital expenditures through September 30, 2005.

Litigation

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

As a result, Williams is defending this action on behalf of Texas Gas.  On April 18, 2005, in the first phase of this lawsuit, the court entered an order granting partial summary judgment against Texas Gas related to the vesting of legal title to the disputed acreage.  Williams continues to defend Texas Gas as the lawsuit moves into its next phase.  Since Williams has retained responsibility for this claim, it is not likely to have a material affect upon Texas Gas’ future financial condition, results of operations or cash flows.

Other Legal Matters

Texas Gas is party to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its future financial condition, results of operations or cash flows.

Note 4:  Indebtedness

Texas Gas’ long-term debt issues were outstanding as follows (expressed in thousands):

	September 30, 2005	December 31, 2004
Debentures:
7.25% due 2027	$100,000	$100,000
Notes:
4.60% due 2015	250,000	250,000
	350,000	350,000
Unamortized debt discount	(2,068)	(2,198)
Total long-term debt	$347,932	$347,802

Texas Gas’ debentures and notes have restrictive covenants which provide that, with certain exceptions, Texas Gas may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  All of its obligations are unsecured.

Note 5.  Employee Benefits

Essentially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan offered by Texas Gas. Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Texas Gas has not been required to fund the retirement plan since 1986.  As of September 30, 2005, no contributions had been made for the current year. Texas Gas also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Texas Gas employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Postretirement Benefits
For the Three Months Ended September 30,		For the Three Months Ended September 30,
2005	2004	2005	2004

Service cost	$ 975	$ 900	$ 519	$ 524
Interest cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,725)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(750)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$ 2,925	$ 2,700	$ 1,557	$ 1,572
Interest cost	4,500	4,275	5,418	4,434
Expected return on plan assets	(5,175)	(5,025)	(3,474)	(3,939)
Amortization of accumulated loss (gains)	-	-	270	(49)
Regulatory accrual	(2,250)	(1,950)	204	1,957
Estimated net periodic benefit cost	$ -	$ -	$ 3,975	$ 3,975

Note 6.  Related Parties

As a participant in Boardwalk’s Cash Management Program, Texas Gas makes advances to and receives advances from Boardwalk.  At September 30, 2005, the accompanying Condensed Statements of Financial Position include advances due Texas Gas by Boardwalk of $24.3 million as Advances due affiliates, current and $212.9 million as Advances due affiliate, non-current.  At December 31, 2004, the Advances due affiliates, non-current was $166.7 million, for advances due Texas Gas by Boardwalk.  These accounts are considered current and non-current based on management’s intent to use the advances over the next twelve months.  The advances are represented by demand notes.

The interest rate on inter-company demand notes is LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

Loews charges Texas Gas for all direct and indirect expenses incurred on its behalf, including overhead allocated to Texas Gas by Loews in amounts allowable consistent with accounting and allocation methodologies generally permitted by FERC for rate making purposes.  These costs are included under Administrative and General expenses. For the three and nine months ended September 30, 2005, Texas Gas was charged $1.9 million and $4.1 million, respectively.  For the same periods in 2004, Texas Gas was charged $1.7 million and $4.9 million, respectively.

Texas Gas provides interruptible transportation services to Gulf South Pipeline Company, LP (Gulf South), a subsidiary of Boardwalk.  For the three and nine months ended September 30, 2005, Texas Gas recorded transportation revenue of $0.3 million and $0.6 million, respectively, for these services.  Since the transportation agreement was executed in 2005, there were no revenues from Gulf South in 2004.

The accompanying Condensed Statements of Financial Position include Receivables, Affiliates and Transportation - Affiliates of $0.3 million and $1.9 million at September 30, 2005 and December 31, 2004, respectively, for transportation services and reimbursable costs and Payables-Affiliates of $0.7 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively, related to management and transportation services.

Item 2.  Management’s Narrative Analysis of the Results of Operations

Texas Gas Transmission, LLC (Texas Gas) is a wholly owned subsidiary of Boardwalk Pipelines, LLC, (Boardwalk). Boardwalk is a wholly owned subsidiary of Boardwalk Pipelines Holding Corp. (Holding Corp.), which is wholly owned by Loews Corporation (Loews).

On August 16, 2005, Boardwalk Pipeline Partners, LP, a limited partnership recently formed by Holding Corp., filed a registration statement with the Securities and Exchange Commission representing the proposed initial public offering of common units.   Immediately prior to the time the registration statement becomes effective, Boardwalk plans to distribute certain working capital assets to Holding Corp and then convert to a limited partnership.  As a result of these transactions, this limited partnership will become a subsidiary of Boardwalk Partners.

Results of Operations for the Nine Months Ended September 30, 2005, and September 30, 2004

Texas Gas’ operating revenues decreased by $6.6 million to $177.9 million, or 4 percent, for the nine months ended September 30, 2005, compared to $184.5 in the nine months ended September 30, 2004.  This decrease was comprised primarily of the following:

•

Gas transportation revenue decreased by $4.0 million primarily due to:

▪

Firm and no-notice transportation contract expirations and contract renegotiations at lower rates resulting in demand revenues decreasing by $4.3 million for the period; and

▪

Unusually high storage levels resulted in reduced storage flexibility which lowered Parking and Loan service revenues by $2.1 million for the period.

▪

These decreases were partially offset by an increase in summer no-notice transportation service of $1.8 million due to increased load for power plants due to warmer than normal temperatures in the summer months.

•

Gas storage revenue decreased by $1.1 million due to the unfavorable market conditions of the 2004-2005 winter season and 20% warmer weather during January and February of 2005, resulting in lower use of our storage services.

•

Other revenues decreased $1.4 million from the prior year period due primarily to the loss of rental revenue of $0.8 million and lower incidental gas & oil sales of $0.6 million.

Operating costs and expenses decreased by $0.2 million to $109.3 million for the nine months ended September 30, 2005 compared to $109.5 million for the nine months ended September 30, 2004, due primarily to the following:

•

Operation and maintenance costs increased by $2.5 million primarily due to $2.2 million of non-recurring system management tracker credits received during the period in 2004.

•

Administrative and general costs decreased by $2.1 million to $36.4 million due to:

▪

$0.8 million lower corporate overhead costs due to allocating overhead among additional business unit acquired by parent; and

▪

$1.2 million lower insurance costs due to economies of scale.

•

Depreciation and amortization expense decreased by $0.6 million due to computer software becoming fully amortized in early 2005.

Net income decreased $0.6 million during the period in 2005 compared to 2004 primarily due to the changes mentioned above. Total other deductions were lower for the period in 2005 than 2004 due to lower incremental debt, an increase in interest income due to higher cash balances, an increase in the advance with Boardwalk, and an increase in the rate of return on those balances.

Liquidity and Capital Resources

Texas Gas funds its operations and capital requirements with cash flows primarily from operating activities.  In addition, the notes payable from Boardwalk are demand notes which Texas Gas can demand to be repaid at any time.

Texas Gas’ capital expenditures for the first nine months of 2005 and 2004 were $42.7 million, net, and $20.0 million, net, respectively. Capital expenditures in 2005 increased primarily due to the storage expansion project in western Kentucky. Texas Gas’ capital expenditures for the year ended December 31, 2005 are expected to approximate $53.3 million, net, and be funded through cash flows from operating activities.

Critical Accounting Policies and Estimates

See Management’s Narrative Analysis of Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, for a detailed discussion of our critical accounting policies.  These policies include Regulations, Contingencies, Purchase Price Allocation and Impairment of Goodwill. Texas Gas also considers defined benefit plans and environmental liabilities to be critical accounting estimates as discussed below.

Defined Benefit Plans

Texas Gas has a defined-benefit pension plan for essentially all of its employees. Texas Gas also has a health care plan which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. The fair value of pension plan assets equals the actual market value at the end of the reported periods. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans.  These factors include assumptions about the discount rate, expected return on plan assets, and rate of future compensation increases, within certain guidelines. In addition, Texas Gas’ actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of expense and liability recorded in future periods.

Environmental Liabilities

During 2004, Texas Gas entered into agreements, or met with various state agencies, to address remediation issues primarily on a voluntary basis.  As of September 30, 2005 and December 31, 2004, Texas Gas had an accrued liability of approximately $4.0 million and $4.1 million, respectively, for estimated probable costs associated with the  environmental assessment and remediation of its operating sites.  This estimate is based upon management’s review and analysis of the findings of an environmental consultant, including the assumptions underlying such findings. Those assumptions reflect management’s best estimate of the probable remediation costs based on the known levels of contamination and the historical experience of Texas Gas and the environmental consultant in remediating such contamination. The actual cost of remediation could be impacted by the discovery of additional contamination, including for example groundwater contamination at one or more sites as a result of our ongoing due diligence review or additional information we uncover during the course of remediating a particular site, as well as by determinations or requests, if any, made by regulatory authorities relating to the remediation of any particular site. Management will adjust its estimates and the related accrual, as appropriate. Texas Gas does not believe remediation at any individual environmental site or at all sites in the aggregate will have a material adverse impact on its future financial condition, results of operations or cash flows. There are no mandated claims and no expected recovery from third parties. Texas Gas expects to complete its assessment by December 31, 2005.

Impact of Inflation

Texas Gas generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supply costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Texas Gas’ property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. Cost-based regulation along with competition and other market factors limit its ability to price services or products to ensure recovery of inflation’s effect on costs.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by officials of Texas Gas are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by Texas Gas which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond Texas Gas’ control, which could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

Texas Gas’ transmission and storage operations are subject to rate-making policies that could have an adverse impact on its ability to recover the costs of operating its pipeline facilities, including a reasonable return.

•

Texas Gas is subject to laws and regulations relating to the environment which may expose it to significant costs, liabilities and loss of revenues.  Any changes in such regulations or their application could negatively affect Texas Gas’ results of operations.

•

Gas transmission and storage activities involve numerous risks that might result in accidents and other operating risks and costs.

•

Texas Gas’ operations are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.

•

Increased competition could have a significant financial impact on Texas Gas.

•

Because of the natural decline in gas production from existing wells, Texas Gas’ success depends on its ability to obtain access to new sources of natural gas, which is dependent on factors beyond its control.  Any decrease in supplies of natural gas in Texas Gas’ supply areas could adversely affect its business and operating results.

•

Texas Gas may not be able to maintain or replace expiring gas transportation service and storage contracts at favorable rates.

•

Texas Gas depends on certain key customers for a significant portion of its revenues.  The loss of any of these key customers could result in a decline in revenues.

•

No assurances can be given as to the financial outcome of Texas Gas’ rate case relative to its current rate structure.

•

Successful development of liquefied natural gas (LNG) import terminals in the eastern or northeastern United States could reduce the demand for Texas Gas’ services.

•

Significant changes in natural gas prices could affect supply and demand, reducing system throughput and adversely affecting revenues.

Developments in any of these areas could cause Texas Gas’ results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and Texas Gas expressly disclaims any obligation or undertaking to update these statements to reflect any change in Texas Gas’ expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Texas Gas’ market risk includes its long-term debt.  All interest on long-term debt is fixed in nature. Total long-term debt at September 30, 2005, had a carrying value of $347.9 million and a fair value of $356.5 million.  Total long-term debt at December 31, 2004, had a carrying value of $347.8 million and a fair value of $356.0 million.

Texas Gas is exposed to credit risk.  Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations.  Texas Gas’ exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas lent by Texas Gas to them generally under parking and lending services and no-notice services.  Since April 1999, average natural gas prices have risen from approximately $2.00 to over $12.28 per MMBtu.  This rise in gas prices has materially increased Texas Gas’ credit risk related to gas loaned to its customers.  The highest amount of gas loaned out at any one time by Texas Gas to its customers over the past twenty-four months has been approximately 35 Bcf.  The aggregate market value of that volume, assuming a market price of $12.28 per MMBtu, would be approximately $429.8 million.  If any significant customer of Texas Gas should have credit or financial problems resulting in a delay or failure to repay the gas it owes to Texas Gas, this could have a material adverse effect on Texas Gas’ liquidity and its financial position.

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

 Item 7.  Exhibits

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

Texas Gas Transmission, LLC
Registrant

Dated: October 21, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice President and Chief Financial Officer

20